Form 10KSB
period 2007-12-31
Easy Energy Inc
filed 2008-03-11
CIK 1415397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the fiscal year ended December 31, 2007

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to ______________

                       Commission file number: 333-137251


                                EASY ENERGY INC.
                 (Name of Small Business Issuer in Its Charter)

           Nevada                                        26-0204284
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

49 HA'AROSHET ST, P.O. BOX 6409, KARMIEL, ISRAEL             20100
   (Address of Principal Executive Offices)                (Zip Code)

                                Tel: 972-49888314
                (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12 (g) of the Exchange Act:
                        Common Stock, $0.00001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

The registrant's net sales for the year ended December 31, 2007, were $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 5, 2008.

               84,218,000 common shares @ $0.225 (1) = $18,949,050

----------
(1) average bid and asked price of such common equity, as of March 5, 2008.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I

Item 1.  Description of Business.........................................    3
Item 2.  Description of Property.........................................    6
Item 3.  Legal Proceedings...............................................    7
Item 4.  Submission of Matters to a Vote of Security Holders.............    7

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters........    8
Item 6.  Management's Discussion and Analysis or Plan of Operation.......    8
Item 7.  Financial Statements............................................   13
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure........................................   23
Item 8A. Controls and Procedures.........................................   23
Item 8B. Other Information...............................................   23

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;...   23
Item 10. Executive Compensation..........................................   25
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.................................   26
Item 12. Certain Relationships and Related Transactions..................   26
Item 13. Exhibits........................................................   27
Item 14. Principal Accountant Fees and Services..........................   27

Signatures ..............................................................   28

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

OVERVIEW OF THE COMPANY

We are a development stage company in the business of developing battery charging solutions for small hand-carried devices. We were incorporated on May 17, 2007 in the State of Nevada. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

OBJECTIVES

Our product is a man-powered generator for recharging cellular phones and small batteries. We plan to develop a palm-sized device intended to provide a quick recharge for cell phones and other personal electronic devices operating on AA or AAA batteries. Prior to incorporation our President and Director, Mr. Guy Ofir, started developing a prototype of the man-powered generator. We will focus our efforts on developing a product that will be rugged enough to withstand constant use. It will be shockproof with a suspension system that maintains the unit in an available state of readiness but not in the user's way. We plan to keep the controls of the product as user-friendly as possible with the design of the casing intended to appeal to personal electronic gadget-lovers in general and more specifically to the younger market segment which is the largest consumer of disposable batteries.

Our President and Director, Mr. Guy Ofir, purchased the rights to the design and the patent application in a private transaction. Mr. Guy Ofir transferred those rights to the company at no cost to us.

On August 20, 2007 we filed a patent application (Application No.: 11/841,046) with the United States Patent and Trademark Office. The Company's principal business plan is to complete the development of the prototype and then manufacture and market the product and seek third party entities interested in licensing the rights to manufacture and market the man-powered charger.
On January 29, 2008 we announced on the completion of the fully working prototype of the man-powered charger solution for battery powered small hand-carried devices.

To enable the power capability and provide minutes of operation without fatigue the device will generate 20 watts of peak power for each cord pull. It is designed as a very low profile device fitting into the overall size of 45mm x 70mm x 18mm. A novel design uses a combination of a permanent magnet disk rotor and integrated stator coils without an iron core and an attached mechanical drive contribute to the high power and efficiency of the generator. To keep the unit flat, a simple speed multiplication concept is designed instead of complex gear mechanism. Furthermore, the magnitude of the inertia extends the effective generation cycle after the pulling cycle has ceased, thus making for more effective charging. Designed as a belt attachment, it can be operated with either hand, adding further to its ergonomics capabilities by dividing and lowering the required human strength.

Our Secretary, Treasurer and Director, Mr. Emanuel Cohen, will be in charge of minimizing the size of our product and complete a series of quality tests.

Our product package will consist of a disk generator and the mechanical system to activate it, an intermittent accumulator battery, an electronic system, a strong protective casing and a strap for suspending it from a belt.

In the future, if we generate revenue from the sale of our man-powered slim charger, we plan to sell accessories such as adapters for common hand-held electrical devices.

Autonomy Level      Power            Time to recharge 10%        Ease of usage     Controls for      Applicable for
                    Capability       capacity of typical 1000    Ergonomic         safe charging/    up-scaling for
                                     mA/hr Li-ion Battery        design            State of          larger
                                                                                   internal and      application
                                                                                   external          laptops
                                                                                   battery
                                                                                   indications

Complete autonomy   20 watts max     6-10 minutes                Ergonomic         Internal and      Yes
+ wall charger                       from the device internal    design for arm    external          Tandem design of
                                     battery                     pulling.          batteries         2 generators
                                                                                   charging          with common
                                     2 minutes to replace        Belt attached     indicating        shaft will
                                     the energy in the           to enable         LEDS              produce up to
                                     internal battery by         single hand                         40 watts
                                     the hand generator          charging

MARKETING STRATEGY

We plan to market our product in the United States by establishing a network of wholesalers who can promote our product to the retail market such as 7-Eleven, Wal-Mart and other high-traffic locations and points-of-sale which cater to electronic accessories such as Office Depot, Radio Shack and Circuit City.

We plan to offer our product at a comparable price to other re-charging systems, we will stress advantages such as clean energy source, use with a wide array of products and dependability. The end-user should be able to purchase a unit for $30 to $50 depending on packaging and features.

Our President and Director, Mr. Guy Ofir, will be in charge of executing the marketing plan.

We have budgeted $150,000 for this purpose.

THE MARKET OPPORTUNITY

Our target market consists of the following market segments:

CELLULAR PHONES

Cellular phone users are our main initial market.

According to iSuppli, a reliable source of data on the industry, who report that global mobile phone subscriber growth increased an average of 25 percent in 2004, 2005 and 2006, and forecasts that it will decelerate to 12.8 percent in 2007. They estimate there were 2.7 billion cellular subscribers globally in 2006 and forecasts about 3 billion subscribers by end of 2007. The market will reach
1.085 billion units in 2007. See http://www.isuppli.com/whyisuppli2/index.asp

LAPTOPS AND NOTEBOOKS

iSuppli predicts global PC shipments will rise to 264 million units in 2007, up
11.2 percent from 239 million in 2006, with notebooks to account for almost 40 percent of total 2007 PC market shipments. Based on 2004-2006 PC and notebook growth rate we calculated the installed base for notebooks to the end of 2007 to be about 300 million units. Source: http://www.isuppli.com/NEWS/default.asp?id=8059&m=6&y=2007

MOBILE HAND HELD COMPUTERS: PDAS, GPS DEVICES, AND SMART PHONES

The main growth is in Converged Mobile Devices - smart phones where RIM's BlackBerry is the leading product. According to IDC Worldwide Quarterly Mobile Phone Tracker, February 2007 report, total units shipped in 2005 and 2006 were
56.7 and 80.5 million units, as quoted in http://www.palminfocenter.com/news/9277/converged-mobile-device-market-grows-
42-in-2006/. Although probably counted in the overall cellular market, this enterprise-focused market will require special marketing attention.

DIGITAL STILL CAMERAS AND CAMCORDERS

About 81.9 million stand-alone digital still cameras are expected to be sold worldwide in 2007, a 7% increase from 76.6 million cameras in 2006, according to IC Insights' new report.
http://photoshopnews.com/2006/12/04/digital-still-camera-market-pauses-at-18-
billion-plateau/

In a report by IDC, digital camera sales will grow 8 percent to hit 114 million units in 2007. Based on these reports the current installed base of still digital cameras is about 360 million units and it will reach about 680 million units in 2010 as quoted in a C-net story dated 26 April 2007: http://www.cnet.com.au/digitalcameras/cameras/0,239036184,339275089,00.htm

Based on the US figures and forecasts for camcorders in 2005 through 2007 as stated in "Twice" magazine 1/29/2007 totaling about 14 million units, we extrapolated a world installed camcorder market of about 50 to 60 million units. http://www.twice.com/article/CA6410725.html?q=Digital+Foci&q=Digital+Foci&q=
Digital+Foci&q=Digital+Foci&q=camcorder+forecast

COMPETITION

Competition within the re-charger systems industry is intense. Many of our competitors have longer operating histories, greater financial, sales, marketing and technological resources and longer established client relationships than we do. Solutions currently marketed for the problem Easy Energy addresses include several different groups of products, each with its own advantage and disadvantage.

Some of our competitors such as EnergizerTM
(http://energizer.com/energitogo/index_flash.html) and ZapTM
(http://www.zapworld.com/) are using AA or AAA batteries to recharge a cell phone or other devices. Other competitors are using Photovoltaic solar energy such as Shenzhen Rising Sun Eastern Industry Co.
(http://sresky.en.alibaba.com/product/50182049/50492428/Solar_Mobile_Charger/
Solar_Mobile_Charger.html) and SolioTM (http://www.solio.com/v2/).

Some of our direct competition comes from companies that are using man-powered chargers, companies such as SOSChargerTM (http://www.soscharger.net/), AladdinPower(TM) (http://www.aladdinpower.com/main.html) and Ptenco (http://www.potenco.com/home). SOSCharger(TM) has a product designed with a small coffee grinder style handle; AlladingPower(TM) has had a hand-squeeze generator, meant primarily for cellphones, on the market since 2002. Ptenco has a cord pulling mechanism uses the arm muscles to generate energy.

We seek to differentiate ourselves by providing a slimmer and lighter generator at a competitive price.

RISK FACTORS

GOING CONCERN ISSUE

Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependent upon our ability to attain profitable operations. We do not have an established source of funds sufficient to cover operating costs and accordingly there is substantial doubt about our ability to continue as a going concern.

Our extremely limited operating history and the discontinuation of our initial business makes it difficult to evaluate our prospects. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, past performance and investment in our common stock.

If we lose key personnel, we may be unable to successfully operate our business. We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

COMMON STOCK PRICE IS VOLATILE

The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. Our stock was recently traded on the OTC Bulletin Board and the "Pink Sheets". There is no assurance that a viable market will develop. The price of our common stock in the public market is highly volatile and may fluctuate substantially because of:

     * actual or anticipated fluctuations in our future business and operating results;
     *    changes in or failure to meet market expectations; and
     * fluctuations in stock market price and volume, which are particularly common among securities of technology companies, particularly new start-up companies.

WE DO NOT INTEND TO PAY DIVIDENDS

We have never declared or paid any cash dividends on shares of our common stock. We currently intend to retain our future earnings for growth and development of our business and, therefore, we do not anticipate paying any dividends in the foreseeable future.

POSSIBLE "PENNY STOCK" REGULATION

Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers.

These may require a broker dealer to:

     * make a special suitability determination for purchasers of penny stocks;
     * receive the purchaser's written consent to the transaction prior to the purchase; and
     * deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive and head office is located at 49 Ha'aroshet St, P.O. Box 6409, Karmiel 20100, Israel. The office facility is provided to us free of charge by Guy Ofir, our President and a Director. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. When and if we require additional space, we intend to move at that time.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to material pending legal proceedings. To the best of the Company's knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the last fiscal quarter covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

MARKET INFORMATION

On December 27, 2007, our common stock commenced trading over-the-counter and was quoted on the OTC bulletin board system under the symbol "ESYE.OB"

STOCKHOLDERS

As of December 31, 2007 there were 44 stockholders of record of our common stock.

DIVIDENDS

We have not declared any cash dividends during the last two fiscal years, and do not anticipate paying such dividends in the near future. We anticipate all earnings, if any, over the next 12 to 24 months will be retained for future investments in business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common or preferred shareholders. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on our securities, except for any applicable limitations under Nevada corporate law.

The future sale of presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the outstanding voting securities may have an adverse effect on any market that may develop in our common shares.

All common shares and any preferred shares that might be issued in the future subject to the Company's bylaws, rank equally for the payment of dividends. If a dividend was to be paid all issued shares would be eligible.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following plan of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this annual report. The Company's fiscal year end is December 31.

FORWARD-LOOKING STATEMENTS

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management's good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management's expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The words "believes," "expects," "intends," "plans," "anticipates," "hopes," "likely," "will," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties, many of which are beyond the Company's control, include (i) the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the decision to acquire an existing business opportunity or to embark on a start up venture; (iii) the ability of the Company to achieve sufficient revenues from the operation of a business opportunity; and
(iv) general economic conditions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances, except to the extent required under the federal securities and other applicable laws.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

PLAN OF OPERATION

We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have completed the development and manufacturing of our product. We plan to develop a man-powered charger solution for battery powered small hand-carried devices. On August 20, 2007 we filed a patent application (Application No.: 11/841,046) with the United States Patent and Trademark Office. Prior to our incorporation, Mr. Guy Ofir, Our President and Director started developing a prototype of the man-powered generator. The Company's principal business plan is to complete the development of the prototype and then manufacture and market the product and / or seek third party entities interested in licensing the rights to manufacture and market our product.

On January 29, 2008 we announced on the completion of the fully working prototype of the man-powered charger solution for battery powered small hand-carried devices. In the opinion of our management, many individuals nowadays carry at least one battery-powered device and often carry a bag-full of devices such as cell phone, music players, iPods, GPS, game decks and organizers. In addition a segment of the business world carries laptops, and travels with equipment ranging from GPS units to pocket camcorders.

Keeping all those batteries charged is a real problem. They all consume a lot of energy, depleting batteries rapidly. While traveling, each gadget requires a different charger, a multitude of different chargers you'd need to carry. Often the battery depletes and the charger is at home, or in the office, or there is no electricity plug available. Most people try to make do with a handful of ordinary AA and AAA batteries. For most cell phone users, the only way of charging their battery is through the cell phone itself. Cell phones are not meant to be routinely opened for battery exchange, as is usually the case for PDAs and camcorders. For many of laptop users, a spare battery is simply too much extra weight, and often gets left behind in the office or hotel. For some of the other types of gadgets, batteries may not be replaceable or accessible.

We believe that there is a need for a new tool, a power supply which can handle different devices and can recharge low batteries in any situation, small and light enough not to get left behind and most importantly a device that is independent and doesn't require a power source.

Our business objectives are:

     -    To complete the design of the product.
     - To engage third parties firm(s) to manufacture the components of our product.
     -    To set up an assembly line.
     -    To be a leading provider of man-powered charger.
     -    To execute our marketing plan.

Our goals over the next 12 months are:

     -    Develop and manufacture a first product suited to cellular phone use.
     -    Explore potential distributors for our product.

During the first stages of Easy Energy' growth, our officers and directors will provide most of the labour required to execute our business plan at no charge. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for administering the company for at least the first year of operations. Management has no intention at this time to hire additional employees during the first year of operations. Due to limited financial resources, each of the management team will dedicate between 15 and 40 hours per week in order to carry out operations. Mr. Guy Ofir, our President and director will be primarily responsible for business development, contacting third parties for the manufacturing process and executing our marketing plan. Mr. Emanuel Cohen, our Secretary, Treasurer and director will be primarily responsible of the development and testing of our product.

MILESTONES AND OBJECTIVES

The following chart provides an overview of our budgeted expenditures using our existing cash resources, by significant area of activity for each quarter, over the next 12 months:

ACTIVATES TO DATE

On January 29, 2008 we announced on the completion of the fully working prototype of the man-powered charger solution for battery powered small hand-carried devices.

On August 20, 2007 we filed a patent application (Application No.: 11/841,046) with the United States Patent and Trademark Office. Prior to our incorporation, Mr. Guy Ofir, Our President and Director started developing a prototype of the man-powered generator. We have secured a domain name for our website which is currently under construction - www.easy-energy.biz

                                                                      Anticipated        Target Date
                                                                         Costs          For Completion
                                                                         -----          --------------
PHASE I - COMPLETING THE DEVELOPMENT                                   $100,000           Oct, 2007 -
 >> R&D activities related to development of our product.                                 Mar, 2008
     Was completed on January 29, 2008.
 >> Minimizing the size of our product.
 >> Protection of intellectual property rights.

PHASE II - MANUFACTURE A PROTOTYPE
 >> Completion of the design of the product.                           $300,000           Apr, 2008 -
 >> Completion of the development of the product.                                         Jun, 2008
 >> Complete a series of quality tests.
 >> Getting product ready for mass production.
 >> Seeking suppliers for the components for our product.
 >> Set up an assembly line in Israel/other place.

PHASE III - MARKETING PLAN
 >> Full product release.                                              $200,000           July, 2008 -
 >> Production of 1,000 units.                                                            Mar, 2009
 >> Development of marketing plan aimed at specified markets.
 >> Travel Expenses.

                                             TOTAL                     $600,000            12 Months

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:

                                                       Planned Expenditures Over
Category                                                 The Next Twelve Months
--------                                                 ----------------------
Legal Fees                                                      $15,000
Accounting Fees                                                 $ 5,000
Miscellaneous                                                   $ 1,000
                                                                -------
                                  TOTAL                         $21,000
                                                                =======

LIQUIDITY AND CAPITAL RESOURCES

We have raised $2,000 from the sale of stock to our officer and directors and $93,000 through a private placement to 42 on-affiliated investors. Our financial statements report a net loss of $22,612 for the period from May 17, 2007 (date of inception) to December 31, 2007. On December 31, 2007 our cash position was $72,688.

During January 2008 and February 2008 we raised $675,001 in a private placement. See "Subsequent Event" on page 16.

In the opinion of our management, funds currently available will satisfy our working capital requirements up to March 2008. Estimated funding required during the twelve month period ending March 2008 is $621,000 for our business plan. Given our current cash position of $675,001 this leaves us with a surplus of $54,001.

Since May 17, 2007 (inception) to December 31, 2007 we sold 80,333,190 shares.

We have no income from operations and will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs for the development of our product are greater than our budgeted amounts. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

We have suffered recurring losses from operations since inception, and this is likely to continue into the year ended Dec 31, 2008. The continuation of our company is dependent upon our company raising additional capital. In this regard we have raised additional capital through the private placements noted above but we will still require additional funds to continue our operations and plans.

The continuation of our business is dependent upon obtaining further financing, the successful development of our website, attracting free lance website designers to sell their website designs on our website, a successful marketing and promotion program, attracting and, further in the future, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not expect to purchase any significant equipment over the twelve months.

EMPLOYEES

Currently our only employees are our directors and officers. We do not expect any other material changes in the number of employees over the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

Our company does not have any off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

RECENT ACCOUNTING PRONOUNCEMENTS

In preparing financial statements for the year ended December 31, 2007, the Company adopted the following accounting pronouncements:

SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) "Share-based payment" SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

SFAS No. 151 -- In November 2004, the FASB issued SFAS No. 151 (SFAS 151), "Inventory Costs" SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the Company as it does not have inventory.

SFAS No. 153 -- In December 2004, the FASB issued SFAS No. 153 (SFAS 153) "Exchange of Non-monetary assets" This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

FASB Interpretation No. 46(R) -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of the fiscal year ended December 31, 2007,has been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below.

                                EASY ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2007
                                 C O N T E N T S

     Independent Auditors' Report...................................... 14

     Balance Sheet..................................................... 15

     Statements of Operations.......................................... 16

     Statements of Stockholders' Equity (Deficit)...................... 17

     Statements of Cash Flows.......................................... 18

     Notes to the Financial Statements................................. 19

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
    PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Easy Energy Inc
(A Development Stage Company)

We have audited the accompanying balance sheet of Easy Energy Inc as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows from inception May 17, 2007 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Easy Energy Inc as of December 31, 2007 and the results of its operations and its cash flows from inception May 17, 2007 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has generated no revenue and has net losses of $22,612 for the period from inception to December 31, 2007 which raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
------------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
March 6, 2008


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7499 Fax (702) 253-7501

                                EASY ENERGY INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                                  December 31,
                                                                     2007
                                                                   --------
ASSETS

Current Assets
  Cash and bank accounts                                           $ 72,688
                                                                   --------

      Total Assets                                                 $ 72,688
                                                                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Loan from Director (Note 5)                                      $    300
                                                                   --------

      Total Liabilities                                                 300
                                                                   --------

Stockholders' Equity (Note 4, 5)
  Common Stock, authorized
   100,000,000,000 shares, par value $0.00001, issued and
   outstanding on December 31, 2007; is 80,333,190                      803
  Paid in Capital                                                    94,197
  Deficit Accumulated During the Development Stage                  (22,612)
  Retained Earnings                                                      --
                                                                   --------

      Total Stockholders' Equity                                     72,388
                                                                   --------

Total Liabilities and Stockholders' Equity                         $ 72,688
                                                                   ========


   The accompanying notes are an integral part of these financial statements.

                                EASY ENERGY INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                                                   May 17, 2007
                                                                  (Inception) to
                                                                   December 31,
                                                                       2007
                                                                   -----------

Revenue                                                            $        --

Expenses
  General and Administrative                                            22,280
  Filing Fee                                                             1,000
                                                                   -----------

      Total Expenses
                                                                        23,280
                                                                   -----------
Other Income
  Interest Earned                                                          668

      Total Other Income                                                   668
                                                                   -----------

Net Gain/(Loss)                                                    $   (22,612)
                                                                   ===========

Basic and Diluted
  (Loss) per Share                                                           a
                                                                   -----------
  Weighted Average Number of Shares                                 50,586,601
                                                                   -----------

----------
a = Less than ($0.01) per share


   The accompanying notes are an integral part of these financial statements.

                                EASY ENERGY INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                Deficit
                                                                              Accumulated
                                           Common Stock                        During the
                                       --------------------       Paid in     Development      Total
                                       Shares        Amount       Capital        Stage         Equity
                                       ------        ------       -------        -----         ------
INCEPTION, MAY 17, 2007                      --      $   --      $     --      $      --     $      --

Initial capitalization, sale of

common stock to Directors on         40,000,000         400         1,600                        2,000
May 17, 2007

Private placement closed             10,000,000         100         1,900                        2,000
May 17, 2007

Private placement closed             30,333,190         303        90,697                       91,000
August 17, 2007

Net (loss) for the period                    --          --            --        (22,612)      (22,612)
                                     ----------      ------      --------      ---------     ---------

BALANCE, DECEMBER 31, 2007           80,333,190      $  803      $ 94,197      $ (22,612)    $  72,388
                                     ==========      ======      ========      =========     =========


   The accompanying notes are an integral part of these financial statements.

                                EASY ENERGY INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS


                                                               May 17, 2007
                                                              (Inception) to
                                                                December 31,
                                                                   2007
                                                                 --------
OPERATING ACTIVITIES
  Net (Loss)                                                     $(22,612)

Net Cash (Used) by Operating Activities                           (22,612)
                                                                 --------
FINANCING ACTIVITIES
  Loan from Director (Note 5)                                         300
  Proceeds from sale of Common Stock                               95,000
                                                                 --------

Cash Provided by Financing Activities                              95,300
                                                                 --------

Net Increase in Cash                                               72,688

Cash, Beginning of Period                                              --
                                                                 --------

Cash, End of Period                                              $ 72,688
                                                                 ========

Supplemental Information:
  Interest Paid                                                  $     --

  Income Taxes Paid                                              $     --


   The accompanying notes are an integral part of these financial statements.

                                 EASY ENERGY INC
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2007


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on May 17, 2007. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below. The company has adopted a Dec 31 year end.

ACCOUNTING BASIS

The basis is generally accepted accounting principles.

EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective its inception.

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

                                 EASY ENERGY INC
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2007


NOTE 2. (CONTINUED)

DIVIDENDS

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                 EASY ENERGY INC
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2007


NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to December 31, 2007 of $22,612. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 100,000,000,000 shares of $0.00001 par value common stock and 50,000,000 shares of preferred stock, par value $0.0001 per share. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On May 17, 2007 (inception), the Company issued 40,000,000 shares of its common stock to its Directors for cash of $2,000. See Note 5.

On May 17, 2007, the Company closed a private placement for 10,000,000 common shares at a price of $0.0002 per share, or an aggregate of $2,000. The Company accepted subscription from two offshore non-affiliated investors.

On August 27, 2007, the Company closed a private placement for 30,333,190 common shares at a price of $0.003 per share, or an aggregate of $91,000. The Company accepted subscription from forty offshore non-affiliated investors.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's neither owns nor leases any real or personal property. The Company's Directors provides office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On May 17, 2007 (inception), the Company issued 40,000,000 shares of its common stock to its Directors for cash of $2,000. See Note 4.

NOTE 6. INCOME TAXES

Net deferred tax assets are $nil. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                                 EASY ENERGY INC
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2007


NOTE 7. NET OPERATING LOSSES

As of December 31, 2007, the Company has a net operating loss of $22,612.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.

NOTE 9. SUBSEQUENT EVENT

On January 30, 2008 we paid $60,000 to a third-party consultant.

On February 8, 2008, the Company filed a Certificate of Change to its Articles of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 1,000,000,000 and provide for a ten for one forward split of the Registrant's shares of common stock outstanding on such date.

REGULATION S

On February 15, 2008, we entered into a Regulation S Subscription Agreement pursuant to which it sold and issued 500,000 common stock shares under Rule 903 of Regulation S of the Securities Act of 1933 (the "Act") to an accredited investor for the aggregate purchase price of US $50,000, purchase price US $0.10 per share.

On February 28, 2008, we entered into a Regulation S Subscription Agreement pursuant to which it sold and issued 208,333 common stock shares under Rule 903 of Regulation S of the Securities Act of 1933 (the "Act") to an accredited investor for the aggregate purchase price of US $50,000, purchase price US $0.24 per share.

On February 28, 2008, the Company commenced a private placement offering of 400,000 units, each unit being offered for $1.70, for aggregate gross proceeds of $680,000. Each unit consists of (i) ten common stock shares, (ii) thirty Class A Warrant. Each Class A Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.27 per share, expiring five years from the date of purchase. This offering is being made to non-U.S. persons in offshore transactions pursuant to the exemption from registration provided by Regulation S of the Securities Act. As of the date of this report, the Registrant accepted subscriptions from 21 investors, raising an aggregate of $625,001. This transaction was conducted in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The Registrant did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Moore & Associates, Chartered are our principal independent accountants. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 8A. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this annual report on Form 10-KSB, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during the period since May 17, 2007 (inception) through the date of the filing of this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                     Position Held with                       Date First Elected
Name                    the Company                  Age         or Appointed
----                    -----------                  ---         ------------

Guy Ofir         President and Director               35         May 17, 2007

Emanuel Cohen    Secretary, Treasurer and Director    58         May 17, 2007

BUSINESS EXPERIENCE:
The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

MR. GUY OFIR

Mr. Guy Ofir has been serving as our President and a member of our Board of Directors since May 17, 2007. The term of his office is for one year and is renewable on an annual basis.

Mr. Ofir is an attorney and owns a law firm in Israel which specialized in corporate and international law. His law firm employs several lawyers and represents over 100 companies.

In addition to his work as a lawyer, he also manages investments and companies in Romania. His main company (Guy Ofir & Co. SRL) deals with land and properties in Bucharest.

MR. EMANUEL COHEN

Mr. Cohen has been serving as our Secretary, Treasurer and a member of our Board of Directors since May 17, 2007. The term of his office is for one year and is renewable on an annual basis.

Mr Cohen is a major shareholder and a director of several privately owned companies in Israel & in the USA. His specialialty includes land, properties & fabrics. (Amitex & Emday Ltd- one of the biggest Israeli fabric companies). He is also a shareholder in private companies which hold land & properties in Israel. - (Lev Hazom Ltd), (Hafia Zamin Ltd), (Leved Adi Properties Ltd) & (Mashko Ltd). In addition to his activities in Europe & Israel, he is also a shareholder in the following companies which hold land & properties in the USA.
- (Echo investments LLC), (Bilou Capital investment LLC) & (Eden Associated
LLC). Previously he was an officer in Israel's largest bank, Bank of Israel (Israel Hapoalim Bank).

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

     (1) was a general partner or executive officer of any business which filed a petition in bankruptcy or against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2006, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

AUDITORS; CODE OF ETHICS; FINANCIAL EXPERT

Our principal independent accountant is Moore & Associates, Chartered.

We do not have a Code of Conduct and Ethics applicable to our principal executive, financial and accounting officer which specifies the Company's policy relating to conflicts of interest. We do not have a "financial expert" on the board or an audit committee or nominating committee.

POTENTIAL CONFLICTS OF INTEREST

We are not aware of any existing or potential conflicts of interest with any of our executives or directors.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

No executive officer of our company received an annual salary and bonus that exceeded $100,000 during the period from May 17, 2007 (date of inception) to December 31, 2007.

                           SUMMARY COMPENSATION TABLE

                                                                                    Change in
                                                                                     Pension
                                                                                    Value and
                                                                      Non-Equity   Nonqualified
                                                                      Incentive     Deferred        All
 Name and                                                               Plan         Compen-       Other
 Principal                                      Stock       Option     Compen-       sation       Compen-
 Position       Year(3)   Salary($)  Bonus($)   Awards($)   Awards($)  sation($)    Earnings($)   sation($)  Totals($)
 --------       -------   ---------  --------   ---------   ---------  ---------    -----------   ---------  ---------
Guy Ofir          2007       Nil       Nil         Nil         Nil        Nil           Nil           Nil        Nil
President and
director(1)

Emanuel Cohen     2007       Nil       Nil         Nil         Nil        Nil           Nil           Nil        Nil
Secretary,
Treasurer and
director(2)

----------
(1) Guy Ofir became our President and a director of our company, on May 17, 2007.
(2) Emanuel Cohen became our Secretary, Treasurer and a director of our company, on May 17, 2007.
(3)  We were incorporated on May 17, 2007.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

Since May 17, 2007 (date of inception) to our fiscal year ended December 31, 2007, we have not granted any stock options or stock appreciation rights to any of our directors or executive officers.

COMPENSATION OF DIRECTORS

There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director, unless and until we begin to realize revenues and become profitable in our business operations.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

We have not entered into any employment agreement or consulting agreements with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2008 certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of our common stock and by our current sole director and executive officer. The shareholder has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

  Name and Address                                        Amount and Nature of
of Beneficial Owner                 Title of Class(1)     Beneficial Ownership      Percent of Class(2)
-------------------                 -----------------     --------------------      -------------------
Guy Ofir                             Common Shares            20,000,000                   24.9%
40 Baz St., Karmiel 20100                                        Direct
Israel.

Emanuel Cohen                        Common Shares            20,000,000                   24.9%
51 Bilu St., Raanana                                             Direct
Israel.

Shamir Benita
8 Nafetali Ben Eferaim St.           Common Shares            5,000,000                     6.2%
Dira 21                                                          Direct
Rehovot, Israel.

Albert Glinoviecki                   Common Shares            5,000,000                     6.2%
Rehov Dov Fromer 19                                              Direct
Kiryat Shemuel
Israel.

Directors and Officers as a          Common Shares           40,000,000                    49.8%
 group (2 persons)

----------
(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within sixty (60) days, would be counted as outstanding for computing the percentage of the person holding such options or warrants but not counted as outstanding for computing the percentage of any other person.
(2)  Based on 80,333,190 shares issued and outstanding as of December 31, 2007.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision of our Articles of Incorporation or Bylaws, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

On May 17, 2007 Mr. Ofir and Cohen each purchased 20,000,000 shares of our common stock for $0.00005 per share, or $1000 each, for an aggregate of $2000.

The promoters of our company are Guy Ofir, our President and director and Emanuel Cohen, our Secretary, Treasurer and director.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 29 of this Form 10-KSB, and are incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The following is a summary of the fees billed to us by Moore & Associates for professional services rendered for the past fiscal year:

                     Fee Category        Fiscal 2007 Fees
                     ------------        ----------------

                     Audit Fees              $1,500
                     Tax Fees                    --
                     Total Fees              $1,500

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Moore & Associates in connection with statutory and regulatory filings or engagements.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EASY ENERGY, INC.


                                  By: /s/ Guy Ofir
                                      ------------------------------------------
                                      Guy Ofir, President and Director
                                      (Principal Executive Officer, Principal
                                      Financial Officer and Principal Accounting
                                      Officer)

                                      Dated: March 11, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.


By: /s/ Guy Ofir
   ------------------------------------------------
   Guy Ofir, President and Director
   (Principal Executive Officer, Principal
   Financial Officer and director)

   Dated: March 11, 2008


By: /s/ Emanuel Cohen
   ------------------------------------------------
   Emanuel Cohen, Secretary, Treasurer and Director

   Dated: March 11, 2008

                                    EXHIBITS

       Exhibit
       Number            Description

       (3)        (i) ARTICLES OF INCORPORATION AND (ii) BYLAWS

       3.1**      Amended Articles of Incorporation

       3.2**      Bylaws

       4.0        INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING
                  INDENTURES

       4.1**      Form of share certificate

       5.0        OPINION ON LEGALITY

       5.1** Opinion of Clark Wilson LLP regarding the legality of the securities being registered

       10         MATERIAL CONTRACTS

       10.1**     Form of subscription agreement

       10.2**     Promissory Note of Registrant to Guy Ofir

       10.3**     Assignment of patent application

       23         CONSENTS

       23.1**     Consent of Moore & Associates Chartered

       23.2**     Consent of Clark Wilson LLP (Included in Exhibit 5.1)

       31* Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

       32* Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

----------
*  Filed herewith
** Previously Filed