Form 10KSB/A
period 2007-12-31
Easy Energy Inc
filed 2008-03-21
CIK 1415397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

DIGITAL STILL CAMERAS AND CAMCORDERS

About 81.9 million stand-alone digital still cameras are expected to be sold worldwide in 2007, a 7% increase from 76.6 million cameras in 2006, according to IC Insights' new report. http://photoshopnews.com/2006/12/04/digital-still-camera-market-pauses-at-18-billion-plateau/

In a report by IDC, digital camera sales will grow 8 percent to hit 114 million units in 2007. Based on these reports the current installed base of still digital cameras is about 360 million units and it will reach about 680 million units in 2010 as quoted in a C-net story dated 26 April 2007:

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

                                EASY ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2007
                                 C O N T E N T S

    Independent Auditors' Report....................................14

    Balance Sheet...................................................15

    Statements of Operations........................................16

    Statements of Stockholders' Equity (Deficit)....................17

    Statements of Cash Flows........................................18

    Notes to the Financial Statements...............................19

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


/s/ Moore & Associates, Chartered
------------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
March 6, 2008
Except as to Note #9 - March 20, 2008


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

REGULATION S

On March 3, 2008, the Company signed a subscription agreement in which it undertook to issue to its legal counsel 300,000 shares of restricted common stock for an aggregate price of $3,000 for legal services provided and warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.15 for a period of five years.

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

Mr Cohen is a major shareholder and a director of several privately owned companies in Israel & in the USA. His specialialty includes land, properties & fabrics. (Amitex & Emday Ltd- one of the biggest Israeli fabric companies ). He is also a shareholder in private companies which hold land & properties in Israel. - (Lev Hazom Ltd), (Hafia Zamin Ltd), (Leved Adi Properties Ltd) & (Mashko Ltd). In addition to his activities in Europe & Israel, he is also a shareholder in the following companies which hold land & properties in the USA ..- (Echo investments LLC), (Bilou Capital investment LLC) & (Eden Associated
LLC). Previously he was an officer in Israel's largest bank, Bank of Israel (Israel Hapoalim Bank).

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

COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

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

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 30 of this Form 10-KSB, and are incorporated herein by this reference.

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

                                  EASY ENERGY, INC.


March 20, 2008                    By: /s/ Guy Ofir
                                      ------------------------------------------
                                      Guy Ofir, President and Director
                                      (Principal Executive Officer, Principal
                                      Financial Officer and Principal Accounting
                                      Officer)
                                      Dated: March 20, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.


By: /s/ Guy Ofir
   ------------------------------------------------
   Guy Ofir, President and Director
   (Principal Executive Officer, Principal
   Financial Officer and director)
   Dated: March 20, 2008


By: /s/ Emanuel Cohen
   ------------------------------------------------
   Emanuel Cohen, Secretary, Treasurer and Director
   Dated: March 20, 2008

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