Form 10-Q
period 2008-03-31
Easy Energy Inc
filed 2008-05-15
CIK 1415397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 333-146895


                                EASY ENERGY, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                        26-0204284
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      Suite 105 - 5348 Vegas Dr.                           89108
(Address of principal executive offices)                (Zip Code)

                          Telephone: +1 (702) 442-1166
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 93,186,070 shares of common stock, $0.00001 par value per share, outstanding on May 5, 2008.

For purposes of this Quarterly Report, references to the "Company," "we," "us," and "our" mean Easy Energy, Inc.

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report contains "forward-looking statements." All statements other than statements of historical fact are "forward-looking statements." Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect," "plan," or "anticipate" and other similar words. Such forward-looking statements may be contained in "Management's Discussion and Analysis or Plan of Operations" among other places.

Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Each forward-looking statement speaks only as of the date of the particular statement.

                                      INDEX

                                EASY ENERGY, INC.

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 4

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          15

Item 4.  Controls and procedures                                             15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 1A. Risk Factors                                                        16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         16

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits                                                            16

Signatures                                                                   17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                Easy Energy Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                 March 31, 2008

                                                                       March 31,            December 31,
                                                                         2008                  2007
                                                                      -----------           -----------
ASSETS

Current:
  Cash and bank accounts                                              $   725,747           $    72,688
  Prepaid expenses                                                         50,000                    --
                                                                      -----------           -----------

Total current assets                                                      775,747                72,688
                                                                      -----------           -----------

Total Assets                                                          $   775,747           $    72,688
                                                                      ===========           ===========

LIABILITIES

Current:
  Due to director                                                     $       300           $       300
                                                                      -----------           -----------

Total Current Liabilities                                                     300                   300
                                                                      -----------           -----------

STOCKHOLDERS` EQUITY
  Preferred stock authorized -
    50,000,000 shares with a par value of $0.0001
    None issued or outstanding
  Common stock authorized -
    1,000,000,000 shares with a par value of $0.00001
  Common stock issued and outstanding -
    93,186,066 common shares (December 31, 2007: 80,333,190)                  932                   803
  Additional paid in capital                                            1,159,026                94,197
  Warrants                                                                 76,867                    --
  Prepaid expenses - stock related                                       (105,000)                   --
  Deferred offering costs - stock related                                  (8,824)                   --
  Deficit accumulated during the development stage                       (347,554)              (22,612)
                                                                      -----------           -----------

                                                                          775,447                72,388
                                                                      -----------           -----------

Total Liabilities and Stockholders' Equity                            $   775,747           $    72,688
                                                                      ===========           ===========

    The accompanying notes are an integral part of these financial statements

                                Easy Energy Inc.
                          (A Development Stage Company)
                            Statements of Operations
                  For the three months ended March 31, 2008 and
       the period ended May 17, 2007 (Date of inception) to March 31, 2008

                                                                May 17, 2007          May 17, 2007
                                          Three Months         (Inception) to        (Inception) to
                                            March 31,            December 31,           March 31,
                                              2008                  2007                  2008
                                           -----------           -----------           -----------
Revenue                                    $        --           $        --           $        --

Expenses
  General and Administrative                     1,476                22,281                23,756
  Filing Fee                                        --                 1,000                 1,000
  Product Development                          200,000                    --               200,000
  Professional fees                            124,727                    --               124,726
                                           -----------           -----------           -----------

      Total Expenses                           326,203                23,281               349,482
                                           -----------           -----------           -----------

Other Income
  Interest income                                1,260                   668                 1,928

Total Other Income                               1,260                   668                 1,928
                                           -----------           -----------           -----------
Net loss before income taxes                  (324,943)              (22,613)             (347,554)
Provision for Income Taxes                          --                    --                    --
                                           -----------           -----------           -----------

Net loss for the period                    $  (324,943)          $   (22,613)          $  (347,554)
                                           ===========           ===========           ===========

Basic and Diluted
     (Loss) per Share                                a                     a                     a
                                           -----------           -----------           -----------

Weighted Average Number of Shares           73,200,163            50,586,601            73,200,163
                                           -----------           -----------           -----------

----------
(a) = Less than $0.01 per share


    The accompanying notes are an integral part of these financial statements

                                Easy Energy Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                  For the three months ended March 31, 2008 and
       the period ended May 17, 2007 (Date of inception) to March 31, 2008

                                                                         May 17, 2007          May 17, 2007
                                                   Three Months         (Inception) to        (Inception) to
                                                     March 31,            December 31,           March 31,
                                                       2008                  2007                  2008
                                                    -----------           -----------           -----------
Operating Activities
  Net loss being cash from operating activities     $  (324,943)          $   (22,613)          $  (347,554)
  (Increase) in prepaid expenses                        (50,000)                   --               (50,000)
                                                    -----------           -----------           -----------
Net Cash (Used) by Operating Activities                (374,943)              (22,613)             (397,554)
                                                    -----------           -----------           -----------

Financing Activities
  Cash from sale of stock                             1,028,000                95,000             1,123,001
  Due to shareholder                                         --                   300                   300
                                                    -----------           -----------           -----------
Cash Provided by Financing Activities                 1,028,000                95,300             1,123,301
                                                    -----------           -----------           -----------

Net Increase in Cash                                    653,059                72,688               725,747

Cash, Beginning of Period                                72,688                    --                    --
                                                    -----------           -----------           -----------

Cash, End of Period                                 $   725,747           $    72,688           $   725,747
                                                    ===========           ===========           ===========

Non-cash activities:

Stock issued for services                               113,824                    --               113,824

Supplemental Information:
  Interest Paid                                     $        --           $        --           $        --
  Income Taxes Paid                                 $        --           $        --           $        --


    The accompanying notes are an integral part of these financial statements

                                Easy Energy Inc.
                          (A Development Stage Company)
                       Statements of Stockholders` Equity
                                 March 31, 2008

                                                                                              Services and
                                                   Common Shares      Additional                Offering
                                                Issued                 Paid in                Costs-Stock
                                                Shares       Amount    Capital     Warrants     Related       Deficit       Total
                                                ------       ------    -------     --------     -------       -------       -----

Balance, May 17, 2007 (date of inception)             --     $  --    $      --    $     --    $      --    $       --    $      --
Issued to founders on May 17/07 @ $0.00005    40,000,000       400        1,600          --           --            --        2,000
Private placement May 17/07 @ $0.0002         10,000,000       100        1,900          --           --            --        2,000
Private placement August 17/07 @ $0.003       30,333,190       303       90,697          --           --            --       91,000
Net loss                                              --        --           --          --           --       (22,612)     (22,612)
                                             -----------     -----   ----------    --------    ---------     ---------    ---------
Balance, December 31, 2007                    80,333,190       803       94,197          --           --       (22,612)      72,388

Private placement February 28/08 @ $0.17       3,676,476        37      596,180      28,454           --            --      625,001
Private placement February 28/08 @ $0.24         208,333         2       49,980          --           --            --
Shares for services March 3/08 @$0.01            300,000         3        2,970       1,031           --            --        3,000
Shares for services March 10/08 @ $0.01          882,353         9        1,075       7,740           --            --        8,824
Private placement March 25, 2008 @ $0.025      2,000,000        20       10,337      39,643           --            --       50,000
Private placement March 27, 2008 @ $0.07       4,285,714        43      299,957          --           --            --      300,000
Shares for services March 2708 @ $0.07         1,500,000        15      104,985          --     (105,000)           --           --
Shares for services March 10/08@ $0.01                --        --           --          --       (8,824)           --       (8,824)
Net loss                                              --        --           --          --           --      (324,942)    (324,942)
                                             -----------     -----   ----------    --------    ---------     ---------    ---------
BALANCE, MARCH 31, 2008                       93,186,066     $ 932   $1,159,026    $ 76,867    $(113,824)    $(347,554)   $ 775,447
                                             ===========     =====   ==========    ========    =========     =========    =========

    The accompanying notes are an integral part of these financial statements

                                Easy Energy Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 1 - NATURE OF OPERATIONS

The Company was originally incorporated under the laws of the state of Nevada on May 17, 2007. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

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

                                Easy Energy Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to March 31, 2008 of $397,544. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - DEFERRED OFFERING COSTS - STOCK RELATED

On March 10, 2008 the Company entered into agreements relating to the issuance of 882,353 shares of the Company's common stock, par value $0.00001 per share, and a warrant to purchase up to 3,000,000 shares of the Company's common stock at a price of $0.27 per share.

The shares issued to date as part of this agreement have been charged to deferred financing cost until such time the Company exercises its option to demand an additional $1,000,000 of financing from the financer. At such time, the deferred financing charges will be offset against the financing.

                                Easy Energy Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 5 - CAPITAL STOCK

Common Shares - Authorized

The company has 1,000,000,000 common shares authorized at a par value of $0.00001 per share and 50,000,000 shares of preferred stock at a par value of $0.0001 per shares. All common stock have equal voting rights, are non-assessable and have one vote per share. Voting rights are not non-cumulative and, therefore, the holders of more than 50% of the stock could, if they choose to do so, elect all the directors of the company.

Issued and Outstanding -

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

On February 8, 2008, the Company changed it number of authorized shares of Common Stock from 100,000,000 to 1,000,000,000 and provide for a ten for one forward split of the Registrant's shares of common stock outstanding.

On February 28, 2008, the Company commenced a private placement offering of 3,676,476 units, each unit being offered for $1.70, for aggregate gross proceeds of $625,001. Each unit consists of (i) ten common stock shares, (ii) thirty Class A Warrant. Each Class A Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.27 per share, expiring five years from the date of purchase. This offering is being made to non-U.S. persons in offshore transactions pursuant to the exemption from registration provided by Regulation S of the Securities Act.

On February 28, 2008, the company completed a subscription agreement pursuant to which it sold and issued 208,333 common stock shares under Rule 903 of Regulation S of the Securities Act of 1933 (the "Act") to an accredited investor for the aggregate purchase price of US $50,000, purchase price US $0.24 per share.

On March 3, 2008, the Company signed a subscription agreement in which it undertook to issue to its legal counsel 300,000 shares of restricted common stock for an aggregate price of $3,000 for legal services provided and warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.15 for a period of five years.

On March 10, 2008, the Company entered into a Securities Purchase Agreement and a Registration Rights Agreement with Tailor Made Capital, Ltd. ("TMC") relating to the issuance to TMC of 882,353 shares of the Company's common stock, par value $0.0001 per share, and a warrant to purchase up to 3,000,000 shares of the Company's common stock at a price of $0.27 per share (the "Warrant"). The Warrant shall be in effect for five years from the date that the Company's common stock is initially listed or quoted for trading on a trading market.

                                Easy Energy Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 5 - CAPITAL STOCK (CONTINUED)

Common Shares - Authorized (continued)

On March 25, 2008, the Company signed a subscription agreement in which it undertook to issue 2,000,000 shares at a price of $50,000 that was paid in cash and warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.10 for a period of three years.

On March 27, 2008, we entered into a Regulation D Subscription Agreement pursuant to which it sold and issued 4,285,714 common stock shares to an "accredited investor" as defined in Rule 501 of Regulation D under the Securities Act of 1933 for the aggregate purchase price of US $300,000, purchase price of $0.07 per share.

On March 27, 2008, we entered into a consulting services agreement of which the consultant will provide certain investor and market relations consulting services to the Company in consideration of the Company's issuance of 1,500,000 restricted common shares and the sum of $100,000.

Warrants Outstanding  -

Date Issued           Number of Warrants    Exercise Price       Expiry Date
-----------           ------------------    --------------       -----------

February 28, 2008        11,029,428             $0.27          February 28, 2013
March 3, 2008             1,000,000             $0.15          March 3, 2013
March 10, 2008            3,000,000             $0.27          March 10, 2013
March 25, 2008            1,000,000             $0.10          March 25, 2008

The value allocated to the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 3.94% and expected lives of 3years to 5 years.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

During the period ended March 31, 2008, the Company paid $200,000 in product development costs to a company wholly owned by the president of the Company.

                                Easy Energy Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 7 - INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $87,460, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $397,544.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

STATEMENT NO. 150 - ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY (ISSUED 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

STATEMENT NO. 151- INVENTORY COSTS-AN AMENDMENT OF ARB NO. 43, CHAPTER 4 (ISSUED 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges...." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Easy Energy, Inc. (referred to in this Quarterly Report as "Easy Energy", "us", "we" and "our") was incorporated under the laws of the State of Nevada on May 17, 2007. We have not generated any revenue to date and are a development stage company. We currently have no employees other than our President and Secretary who are also our only board members. We plan to develop a novel, man-powered charger solution for the problems related to the ongoing power requirements of small hand-carried battery-powered personal electronic devices. Our principal executive office is located at Suite 105 - 5348 Vegas Dr., Las Vegas, NV 89108. Our telephone number is +1 (702) 442-1166. We do not have any subsidiaries. The address of our resident agent is Eastbiz.com Inc, 5348 Vegas Dr, Las Vegas, Nevada, U.S.A., 89108.

The Company's principal business plan is to manufacture and market the product and / or seek third party entities interested in licensing the rights to manufacture and market the man-powered charger. Our target market will be consumers of disposable and rechargeable batteries, those who heavily depend on their portable devices, especially cell phone users, and those who are looking for "green" energy sources.

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

On January 29, 2008 we announced on the completion of the fully working prototype of the man-powered charger solution for battery powered small hand-carried devices. The Company's principal business plan is to manufacture and market the product and / or seek third party entities interested in licensing the rights to manufacture and market our product.

Our business objectives are:

     -    To complete the design of our product.
     - To engage third parties firm(s) to manufacture the components of our product.
     - To set up an assembly line. - To be a leading provider of man-powered charger.
     -    To execute our marketing plan.

Our goals over the next 12 months are:

     -    Develop and manufacture a first product suited to cellular phone use.
     -    Explore potential distributors for our product.

                                                                    Anticipated        Target Date
                                                                       Costs          For Completion
                                                                       -----          --------------
PHASE I - COMPLETING THE DEVELOPMENT                                 $100,000*           Mar, 2008 -
 >> R&D activities related to development of our product.                                May, 2008
 >> Minimizing the size of our product.
 >> Protection of intellectual property rights.

PHASE II - MANUFACTURE A PROTOTYPE                                   $300,000**          Apr, 2008 -
 >> Refinement of working prototypes.                                                    Jun, 2008
 >> Seeking suppliers for the components for our product.
 >> Set up an assembly line.

PHASE III - MARKETING PLAN                                           $200,000            Jul, 2008 -
 >> Full product release.                                                                Apr, 2009
 >> Development of marketing plan aimed at specified markets.

TOTAL                                                                $600,000            12 MONTHS

----------
*   We paid in full.
**  Of which we prepaid $100,000.

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:

                                                       Planned Expenditures Over
       Category                                          The Next Twelve Months
       --------                                          ----------------------
Consultant Compensation                                        $100,000***
Legal Fees                                                     $ 20,000
Accounting Fees                                                $  5,000
General and administrative expenses                            $  2,000

TOTAL                                                          $127,000

----------
*** Of which we prepaid $50,000.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

Our company incurred a loss of $324,942 for the period ended March 31, 2008. As of March 31, 2008, we had working capital of $725,747. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $727,000. We anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve month period. We intend to fulfill any additional cash requirement through the sale of either equity or debt.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Given that we are a development stage company and have not generated any revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including market acceptance of our products, competition from well-funded competitors, and our ability to manage our expected growth. We can offer no assurance that our company will generate cash flow sufficient to meet our cash flow projections or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful development of our technologies into a marketable product and successful and sufficient market acceptance of our products once developed and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in significant dilution of the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

GOING CONCERN

Due to the uncertainty of our ability to meet current operating and capital expenses, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their audit report for the period ended March 31, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our business is not currently subject to market risk. All of our business is currently conducted in US dollars, which is our functional currency. We have no debt and are not subject to any interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended March 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. As of March 31, 2008, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended March 31, 2008, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

We incorporate by reference the risk factors set forth in our Registration Statement on Form S-1, filed on April 25, 2008. We know of no changes that would impact the content of the risk factors disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We incorporate by reference the unregistered sales of equity securities and use of proceeds set forth in our Registration Statement on Form S-1, filed on April 25, 2008. We know of no changes that would impact the content of the unregistered sales of equity securities and use of proceeds disclosed therein.

ITEM 3. DEFAULTS UPON SENIOR SECURITES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number                             Exhibit Description
------                             -------------------

  3.1  - Certificate of Incorporation of the Company incorporated herein from
         Exhibit 3.1 of our Registration Statement of Form SB-2, filed on October 24, 2007, file number 333-146895.

  3.2 - Bylaws of Company incorporated herein from Exhibit 3.2 of our Registration Statement of Form SB-2, filed on October 24, 2007, file number 333-146895.

  31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
         Officer*

  31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
         Officer*

  32.1 - Section 1350 Certification of Principal Executive Officer*

  32.2 - Section 1350 Certification of Principal Financial Officer*

----------
*  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASY ENERGY, INC.


By: /s/ Guy Ofir
   ------------------------------------------------
   Guy Ofir, President and Director
   (Principal Executive Officer, Principal
   Financial Officer and director)
   Dated: May 14, 2008


By: /s/ Emanuel Cohen
   ------------------------------------------------
   Emanuel Cohen, Secretary, Treasurer and Director
   Dated: May 14, 2008