Form 10-Q/A
period 2008-03-31
Easy Energy Inc
filed 2008-07-07
CIK 1415397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

For purposes of this Quarterly Report, references to the "Company," "we," "us," and "our" mean Easy Energy, Inc.

                                EXPLANATORY NOTE

We are filing this Form 10-Q/A (the "Amended Filing") to amend our Form 10-Q for the quarter ended March 31, 2008, originally filed with the Securities and Exchange Commission on May 15, 2008 (the "Original Filing"), to correct errors in (i) Part I, Item 1, Financial Statements and related notes for the three month period ended March 31, 2008, (ii) Part I, Item 2, Managements Discussion and Analysis or Plan of Operation, and (iii) Part I, Item 4, Controls and Procedures. In addition, we are filing or furnishing, as indicated in the Amended Filing, as exhibits certain currently dated certifications.

The Amended Filing is limited in scope to such items and does not amend, update, or change any other items or disclosures contained in the Original Filing. Accordingly, other items that remain unaffected are omitted in this filing. Except as described in this paragraph, we do not purport by this Amended Filing to update any of the information contained in the Original Filing.

                          PART I. FINANCIAL INFORMATION

ITEM 1. RESTATED FINANCIAL STATEMENTS

                                Easy Energy, Inc.
                         (A Development Stage Company)
                            Restated Balance Sheets
                                 March 31, 2008

                                                                      March 31,            December 31,
                                                                        2008                  2007
                                                                     -----------           -----------
ASSETS

Current:
  Cash and bank accounts                                             $   725,747           $    72,688
  Prepaid expenses                                                        50,000                    --
                                                                     -----------           -----------

Total current assets                                                     775,747                72,688
                                                                     -----------           -----------

Total Assets                                                         $   775,747           $    72,688
                                                                     ===========           ===========


LIABILITIES

Current:
  Due to director                                                    $       300           $       300
                                                                     -----------           -----------

                                                                             300                   300
                                                                     -----------           -----------
STOCKHOLDERS` EQUITY
  Preferred stock authorized -
   50,000,000 shares with a par value of $0.0001
  Common stock authorized -
   1,000,000,000 shares with a par value of $0.00001
   None issued or outstanding
  Common stock issued and outstanding -
   93,186,070 common shares (December 31, 2007: 80,333,190)                  932                   803
  Additional paid in capital                                           1,527,104               101,697
  Prepaid expenses - stock related                                      (105,000)                   --
  Deferred offering costs - stock related                               (211,765)                   --
  Deficit accumulated during the development stage                      (435,824)              (30,112)
                                                                     -----------           -----------

                                                                         775,447                72,388
                                                                     -----------           -----------

Total Liabilities and Stockholders' Equity                           $   775,747           $    72,688
                                                                     ===========           ===========


   The accompanying notes are an integral part of these financial statements

                                Easy Energy, Inc.
                          (A Development Stage Company)
                        Restated Statements of Operations
                  For the three months ended March 31, 2008 and
       the period ended May 17, 2007 (Date of inception) to March 31, 2008

                                                                  May 17, 2007          May 17, 2007
                                            Three Months         (Inception) to        (Inception) to
                                              March 31,            December 31,           March 31,
                                                2008                  2007                  2008
                                             -----------           -----------           -----------
Revenue                                      $        --           $        --           $        --

Expenses
  General and Administrative                       4,475                29,780                34,255
  Filing Fee                                          --                 1,000                 1,000
  Product Development                            200,000                    --               200,000
  Professional fees                              202,497                    --               202,497
                                             -----------           -----------           -----------

      Total Expenses                             406,972                30,780               437,752
                                             -----------           -----------           -----------
Other Income
  Interest income                                  1,260                   668                 1,928

      Total Other Income                           1,260                   668                 1,928
                                             -----------           -----------           -----------

Net loss before income taxes                    (405,712)              (30,112)             (435,824)
Provision for Income Taxes                            --                    --                    --
                                             -----------           -----------           -----------

Net loss for the period                      $  (405,712)          $   (30,112)          $  (435,824)
                                             ===========           ===========           ===========
Basic and Diluted
  (Loss) per Share                                     a                     a                     a
                                             -----------           -----------           -----------
  Weighted Average Number of Shares           82,381,390            50,586,601            72,169,343
                                             -----------           -----------           -----------

----------
(a) = Less than $0.01 per share


    The accompanying notes are an integral part of these financial statements

                                Easy Energy, Inc.
                          (A Development Stage Company)
                        Restated Statements of Cash Flows
                    For the three months ended March 31, 2008
       the period ended May 17, 2007 (Date of inception) to March 31, 2008

                                                                         May 17, 2007          May 17, 2007
                                                   Three Months         (Inception) to        (Inception) to
                                                     March 31,            December 31,           March 31,
                                                       2008                  2007                  2008
                                                    -----------           -----------           -----------
Operating Activities
  Net loss                                          $  (405,712)          $   (30,112)          $  (435,824)
  Adjustments to reconcile net loss to
  cash used in operating activities:
  Contributed capital                                     3,000                 7,500                10,500
  Common stock and warrants issued for services          80,770                    --                80,770
  Changes in operating assets and liabilities:
  (Increase) in prepaid expenses                        (50,000)                   --               (50,000)
                                                    -----------           -----------           -----------
Net Cash (Used) by Operating Activities                (371,942)              (22,612)             (394,554)
                                                    -----------           -----------           -----------

Financing Activities
  Cash from sale of stock                             1,025,001                95,000             1,120,001
  Due to shareholder                                         --                   300                   300
                                                    -----------           -----------           -----------
Cash Provided by Financing Activities                 1,025,001                95,300             1,120,301
                                                    -----------           -----------           -----------

Net Increase in Cash                                    653,059                72,688               725,747

Cash, Beginning of Period                                72,688                    --                    --
                                                    -----------           -----------           -----------

Cash, End of Period                                 $   725,747           $    72,688           $   725,747
                                                    ===========           ===========           ===========
Non-cash activities:
  Stock issued for services                         $     3,000           $        --           $     3,000

Supplemental Information:
  Interest Paid                                     $        --           $        --           $        --
  Income Taxes Paid                                 $        --           $        --           $        --


    The accompanying notes are an integral part of these financial statements

                                Easy Energy, Inc.
                          (A Development Stage Company)
                   Restated Statements of Stockholders` Equity
                                 March 31, 2008

                                                         Common Shares                         Prepaid
                                                      -------------------      Additional      Expenses
                                                      Issued                    Paid In         Stock
                                                      Shares       Amount       Capital        Related
                                                      ------       ------       -------        -------
Balance, May 17, 2007 (date of inception)                  --      $  --      $       --      $       --
Issued to founders on May 17, 2007 @ $0.00005      40,000,000        400           1,600              --
Private placement May 17, 2007 @ $0.0002           10,000,000        100           1,900              --
Private placement August 17, 2007 @ $0.003         30,333,190        303          90,697              --
Contributed capital                                        --         --           7,500              --
Net loss                                                   --         --              --              --
                                                   ----------      -----      ----------      ----------
Balance, December 31, 2007                         80,333,190        803         101,697              --

Private placement February 28, 2008 @ $0.17         3,676,480         37         624,964              --
Private placement February 28, 2008 @ $0.24           208,333          2          49,998              --
Shares for services March 3, 2008 @$0.24              300,000          3          71,997              --
Shares for services March 10, 2008 @ $0.24            882,353          9         211,756              --
Private placement March 25, 2008 @ $0.025           2,000,000         20          49,980              --
Private placement March 27, 2008 @ $0.07            4,285,714         43         299,957              --
Shares for services March 27, 2008 @ $0.07          1,500,000         15         104,985        (105,000)
Contributed capital                                        --         --           3,000              --
Fair value of warrants granted                             --         --           8,770              --
Net loss                                                   --         --              --              --
                                                   ----------      -----      ----------      ----------

BALANCE, MARCH 31, 2008                            93,186,070      $ 932      $1,527,104      $ (105,000)
                                                   ==========      =====      ==========      ==========

                                                    Deferred
                                                    Offering
                                                      Costs          Deficit          Total
                                                      -----          -------          -----
Balance, May 17, 2007 (date of inception)          $       --      $       --      $      --
Issued to founders on May 17, 2007 @ $0.00005              --              --          2,000
Private placement May 17, 2007 @ $0.0002                   --              --          2,000
Private placement August 17, 2007 @ $0.003                 --              --         91,000
Contributed capital                                        --              --          7,500
Net loss                                                   --         (30,112)       (30,112)
                                                   ----------      ----------      ---------
Balance, December 31, 2007                                 --         (30,112)        72,388

Private placement February 28, 2008 @ $0.17                --              --        625,001
Private placement February 28, 2008 @ $0.24                --              --         50,000
Shares for services March 3, 2008 @$0.24                   --              --         72,000
Shares for services March 10, 2008 @ $0.24           (211,765)             --             --
Private placement March 25, 2008 @ $0.025                  --              --         50,000
Private placement March 27, 2008 @ $0.07                   --              --        300,000
Shares for services March 27, 2008 @ $0.07                 --              --             --
Contributed capital                                        --              --          3,000
Fair value of warrants granted                             --              --          8,770
Net loss                                                   --        (405,712)      (405,712)
                                                   ----------      ----------      ---------

BALANCE, MARCH 31, 2008                            $ (211,765)     $ (435,824)     $ 775,447
                                                   ==========      ==========      =========

    The accompanying notes are an integral part of these financial statements

                                Easy Energy, Inc.
                          (A Development Stage Company)
                     Notes to Restated Financial Statements
                                 March 31, 2008


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

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and FIN 48. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

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

                                Easy Energy, Inc.
                          (A Development Stage Company)
                     Notes to Restated Financial Statements
                                 March 31, 2008


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to March 31, 2008 of $435,824 and the Company has not established revenue sufficient to cover its operating expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Managements' plan is to complete the design of the Company's product, to engage third parties firms to manufacture the components of the product, develop and manufacture a first product suited to cellular phone use and explore potential distributors for our product. The Company had approximately $725,000 on hand as of March 31, 2008, management anticipates that such funds will not be sufficient to pay our estimated expenses for the next twelve month period. Management expects to start generating revenue within 8-10 months but has no assurance that such revenues shall be generated and in what amounts. Management intends to fulfill any additional cash requirement through the sale of either equity or debt. However, the Company has not identified the source of additional cash and there is no guarantee that such funds will be available or if available that the terms will be acceptable to the Company.

The Company's continuation as a going concern is dependent on its ability to complete and market its product and to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                Easy Energy, Inc.
                          (A Development Stage Company)
                     Notes to Restated Financial Statements
                                 March 31, 2008


NOTE 5 - CAPITAL STOCK (CONTINUED)

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

On February 28, 2008, the Company commenced a private placement offering of 367,647.6 units, each unit being offered for $1.70, for aggregate gross proceeds of $625,001. Each unit consists of (i) ten common stock shares, (ii) thirty Class A Warrant. Each Class A Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.27 per share, expiring five years from the date of purchase. This offering is being made to non-U.S. persons in offshore transactions pursuant to the exemption from registration provided by Regulation S of the Securities Act.

On February 28, 2008, the Company completed a subscription agreement pursuant to which it sold and issued 208,333 common stock shares under Rule 903 of Regulation S of the Act of 1933 (the "Act") to an accredited investor for the aggregate purchase price of US $50,000, purchase price US $0.24 per share.

On March 3, 2008, the Company signed a subscription agreement in which it undertook to issue to its legal counsel 300,000 shares of restricted common stock valued at $0.24 per share based upon the Regulation S offering completed at approximately the same date for an aggregate price of $72,000 for legal services provided and warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.15 for a period of five years. The warrants were valued in accordance with SFAS 123R using the assumptions described below and resulted in an expense of $1,031.

On March 10, 2008, the Company entered into a Securities Purchase Agreement and a Registration Rights Agreement with Tailor Made Capital, Ltd. ("TMC") relating to the issuance to TMC of 882,353 shares of the Company's common stock, par value $0.0001 per share, and a warrant to purchase up to 3,000,000 shares of the Company's common stock at a price of $0.27 per share (the "Warrant"). The shares were issued for deferred stock offering costs and valued at $0.24 per share based upon the Regulation S offering completed at approximately the same date for an aggregate price of $211,765. The warrant shall be in effect for five years from the date that the Company's common stock is initially listed or quoted for trading on a trading market. The warrants were valued in accordance with SFAS 123R using the assumptions described below and resulted in an expense of $7,739.On March 25, 2008, we entered into a subscription agreement under which we undertook to issue 2,000,000 shares for cash payment of $50,000 by an "accredited investor" as defined in Rule 501 of Regulation D under the Securities Act of 1933, and, in consideration for services provided, warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.10 for a period of three years.

On March 27, 2008 (pursuant to an agreement dated January 16, 2008),, we issued 4,285,714 common stock shares to an "accredited investor" as defined in Rule 501 of Regulation D under the Securities Act of 1933 for the aggregate purchase price of US $300,000, purchase price of $0.07 per share.

                                Easy Energy, Inc.
                          (A Development Stage Company)
                     Notes to Restated Financial Statements
                                 March 31, 2008


NOTE 5 - CAPITAL STOCK (CONTINUED)

ISSUED AND OUTSTANDING (CONTINUED) -

On March 27, 2008, we entered into a consulting services agreement of which the consultant will provide certain investor and market relations consulting services to the Company in consideration of the Company's issuance of 1,500,000 restricted common shares and the sum of $100,000. The common shares were valued at $0.07 per share for a total of $105,000. The expense will be amortized over the one year service agreement beginning April 1, 2008. The share price for valuing the shares was determined based upon the price of the shares issued in the Regulation D offering completed the same day.

WARRANTS OUTSTANDING -

Date Issued          Number of Warrants     Exercise Price        Expiry Date
-----------          ------------------     --------------        -----------
February 28, 2008        11,029,428             $ 0.27         February 28, 2013
March 3, 2008             1,000,000             $ 0.15         March 3, 2013
March 10, 2008            3,000,000             $ 0.27         March 10, 2013
March 25, 2008            1,000,000             $ 0.10         March 25, 2008

The value allocated to the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 3.94% and expected lives of 3years to 5 years.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company's Directors provides office space free of charge. The Company has recorded the estimated value of the office space of $1,000 per month as a contribution to capital. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On May 17, 2007 (inception), the Company issued 40,000,000 shares of its common stock to its Directors for cash of $2,000. See Note 4.

During the period ended March 31, 2008, the Company paid $200,000 in product development costs to a company wholly owned by the president and director of the Company.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $95,881, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $435,824.

                                Easy Energy, Inc.
                          (A Development Stage Company)
                     Notes to Restated Financial Statements
                                 March 31, 2008


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards SFAS 150-162 and their effect on the Company.

STATEMENT NO. 150 - ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY (ISSUED 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The application of SFAS No. 150 did not have any effect on the Company's financial statements.

STATEMENT NO. 151 - INVENTORY COSTS-AN AMENDMENT OF ARB NO. 43, CHAPTER 4 (ISSUED 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges...." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The application of SFAS No. 151 did not have any effect on the Company's financial statements.

STATEMENT NO. 152 - ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS (AN AMENDMENT OF FASB STATEMENTS NO. 66 AND 67)

This Statement amends FASB Statement No. 66, ACCOUNTING FOR SALES OF REAL ESTATE, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS.

This Statement also amends FASB Statement No. 67, Accounting FOR COSTS AND INITIAL RENTAL OPERATIONS OF REAL ESTATE PROJECTS, states that the guidance for
(a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. The application of SFAS No. 152 did not have any effect on the Company's financial statements.

STATEMENT NO. 153 - EXCHANGES OF NON-MONETARY ASSETS (AN AMENDMENT OF APB OPINION NO. 29)

The guidance in APB Opinion No. 29, ACCOUNTING FOR NON-MONETARY TRANSACTIONS, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The application of SFAS No. 153 did not have any effect on the Company's financial statements.

STATEMENT NO. 154 - ACCOUNTING CHANGES AND ERROR CORRECTIONS (A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3)

This Statement replaces APB Opinion No. 20, ACCOUNTING CHANGES, and FASB Statement No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in

                                Easy Energy, Inc.
                          (A Development Stage Company)
                     Notes to Restated Financial Statements
                                 March 31, 2008


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENT (CONTINUED)

accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company has applied SFAS No. 154 to the changes made in the financial statements as of March 31, 2008 and December 31, 2007.

SFAS NO. 155 - ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS-AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140

This statement amends FASB Statements No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The application of SFAS No. 155 did not have any effect on the Company's financial statements.

SFAS NO. 156 - ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS-AN AMENDMENT OF FASB STATEMENT NO. 140

This statement amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. The application of SFAS No. 156 did not have any effect on the Company's financial statements.

SFAS NO. 157 - FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning May 1, 2008. The application of SFAS No. 157 will not have any effect on the Company's financial statements.

SFAS NO. 158 - EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS-AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R))

This statement improves the financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liabilities in its statement of financial positions and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The application of SFAS No. 158 did not have any effect on the Company's financial statements.

SFAS NO. 159 - THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115

This statement permits entities to choose to measure many financial instruments and certain items at fair value. The objective is to improve the financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently

                                Easy Energy, Inc.
                          (A Development Stage Company)
                     Notes to Restated Financial Statements
                                 March 31, 2008


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENT (CONTINUED)

without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The application of SFAS No. 159 did not have any effect on the Company's financial statements.

SFAS NO. 160 - NON-CONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS- AN AMENDMENT OF ARB NO. 51

This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also changes the way the consolidated income statement is presented for non-controlling interest. This statement improves comparability by eliminating diversity of methods. This statement also requires expanded disclosure. The application of SFAS No. 160 did not have any effect on the Company's financial statements.

SFAS NO. 161

This statement is intended to enhance the disclosure requirements for derivative instruments and hedging activities as required by SFAS 133. The application of SFAS No. 161 did not have any effect on the Company's financial statements.

SFAS 162

This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for entities that are presented in conformity with GAAP hierarchy. The application of SFAS No. 162 did not have any effect on the Company's financial statements.

The past and future adoption of these Statements did not have and is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

NOTE 9 - RESTATED FINANCIAL STATEMENTS

The Company's financial statements were restated to correct the valuation of shares and warrants issued for services, record contributed office rent and record prepaid expenses. A summary of the changes is presented below:

                                  BALANCE SHEET

                                                   As revised           Original
                                                   ----------           --------
ASSETS

Total current assets                                $775,747            $775,747
                                                    --------            --------
Total Assets                                        $775,747            $775,747
                                                    ========            ========
LIABILITIES

Current:
  Due to director                                   $    300            $    300

                                Easy Energy, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 9 - RESTATED FINANCIAL STATEMENTS (CONTINUED)

                                                                    As Revised           Original
                                                                    ----------           --------
STOCKHOLDERS` EQUITY
  Common stock authorized -
   1,000,000,000 shares with a par value of $0.00001
  Common stock issued and outstanding -
   93,186,070 common shares (December 31, 2007: 80,333,190)                932                 932
  Additional paid in capital                                         1,527,104           1,235,893
  Prepaid expenses - stock related                                    (105,000)           (105,000)
  Deferred offering costs - stock related                             (211,765)             (8,824)
  Deficit accumulated during the development stage                    (435,824)           (347,554)
                                                                   -----------         -----------

Total Liabilities and Stockholders' Equity                         $   775,747         $   775,747
                                                                   ===========         ===========

STATEMENT OF OPERATIONS

                                                                    As Revised          Original
                                                                   May 17, 2007        May 17, 2007
                                                                 (Inception) to      (Inception) to
                                                                   December 31,        December 31,
                                                                      2007                2007
                                                                   -----------         -----------
Revenue                                                            $        --         $        --
Expenses
  General and Administrative                                            29,780              22,281
  Filing Fee                                                             1,000               1,000
                                                                   -----------         -----------
      Total Expenses                                                    30,780              23,281
                                                                   -----------         -----------
Other Income
  Interest income                                                          668                 668

Provision for Income Taxes                                                  --                  --
                                                                   -----------         -----------
Net loss for the period                                            $   (30,112)        $   (22,613)
                                                                   ===========         ===========

                                Easy Energy, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 9 - RESTATED FINANCIAL STATEMENTS (CONTINUED)

STATEMENT OF OPERATIONS

                                               As Revised            Original
                                                 For the             For the
                                              Three Months         Three Months
                                                 Ended                Ended
                                                March 31,            March 31,
                                                  2008                 2008
                                               ---------            ---------

Revenue                                        $      --            $      --
Expenses
  General and Administrative                       4,475                1,476
  Product Development                            200,000              200,000
  Professional Fees                              202,497              124,727
  Total Expenses                                 406,972              326,203
                                               ---------            ---------
Other Income
  Interest income                                  1,260                1,260

Provision for Income Taxes                            --                   --
                                               ---------            ---------
Net loss for the period                        $(405,712)           $(324,943)
                                               =========            =========

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

PLAN OF OPERATION

We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have completed the development and manufacturing of our product. We plan to develop a man-powered charger solution for battery powered small hand-carried devices. On August 20, 2007 we filed a patent application (Application No.: 11/841,046) with the United States Patent and Trademark Office. Prior to our incorporation, Mr. Guy Ofir, Our President and Director started developing a prototype of the man-powered generator. This prototype is a "successor" of several practically validated approaches suggested by its inventors as outlined below:

     - Charger shall be powerful enough to provide a significantly higher talk-to-charge time ratio (current models operate at about 1:1);
     - Charger shall include a converter providing both utilization of input mechanical energy through the entire speed range and stabilized electric output;
     -    Charger shall have an option to include a back-up internal battery;
     - Charger size shall be not greater than those of today's cell-phones and should be as thin as possible; and
     - Mechanical input shall be of a reciprocating pull-release type since such a hand application allows for extended use without tiredness.

This product is based on a novel dedicated application of the unique high power-density planar alternator technology developed and tested by one of the inventors.

This technology allows for implementation of these principles since and makes it possible to provide an extremely slim and unique compact package containing all charger components, which include: mechanical transmission electronic converter, back-up battery and the alternator itself.

The technology of the proposed product was invented by Alexander Sromin and Michael Fridhendler. Mr. Sromin is an alumnus of the Academy for Aviation & Space Instruments in St. Petersburg, Russia with 22 years of research and development experience related to a wide range of electric machines and electromechanical systems. His professional scope covers compact permanent magnet motors, actuators (including linear, rotating, reciprocating, multi-axis, etc.) and generators in the range from MEMS up to 100 KW. He is an author of more than 30 articles and inventor of 10 inventions. Mr. Friedhendler graduated from The Technion University in Haifa, Israel. He has 25 years of experience in multi-disciplinary hi-tech ventures promotion and technological support. He succeeded in numerous application projects in the field of mobile and internet GPS and J2ME software projects among others. His expertise relates to electronics, communications, cellular technology, internet and video data transfer.

Both Mr. Sromin and Mr. Fridhendler worked for Pipera Technologies Ltd. ("Pipera"), a company wholly owned and fully funded by our president and director, Mr. Ofir, and during the course of their work, developed the technology of the proposed product. Mr. Sromin and Mr. Fridhendler have been assisted by Mr. Roman Lanzet that serves as production manager at Pipera. Mr. Sromin, Mr. Fridhendler and Mr. Lanzet assigned their rights in the technology of the product to the Company for no consideration pursuant to the terms of the assignment agreement dated August 15, 2007 filed by the Company as exhibit 10.3 to the Company's registration statement on Form SB-2 filed on October 24, 2007. On January 29, 2008 we announced on the completion of the fully working prototype of the man-powered charger solution for battery powered small hand-carried devices. Such prototype is designed for testing the principles behind the product. The Company's principal business plan is to complete the manufacturing design, mainly minimizing the product and improving human engineering of the product and then manufacture and market the product and / or seek third party entities interested in licensing the rights to manufacture and market our product. . We estimate that we could begin the manufacturing of the products during the third quarter of 2008. We have selected a contractor to assist us with this process. We estimate the costs to be incurred by the time we have an operating manufacturing line ready for mass production to be at approximately $400,000.

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

ESTIMATED EXPENSES FOR THE NEXT TWELVE MONTH PERIOD:

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

PHASE II - MANUFACTURE A PROTOTYPE                                   $300,000**          Apr, 2008 -
 >> Refinement of working prototypes.                                                    Jun, 2008
 >> Seeking suppliers for the components for our product.
 >> Set up an assembly line.

PHASE III - MARKETING PLAN                                           $250,000            Jul, 2008 -
 >> Full product release.                                                                Apr, 2009
 >> Development of marketing plan aimed at specified markets.

TOTAL                                                                $650,000            12 MONTHS

----------
* Which is included in the $200,000 total of Product Development on the Statement of Operations.
** Of which we prepaid $100,000 and is included in the $200,000 total of Product Development on the Statement of Operations.

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:

                                                       Planned Expenditures Over
       Category                                          The Next Twelve Months
       --------                                          ----------------------
Consultant Compensation                                        $100,000***
Legal Fees                                                     $ 80,000
Accounting Fees                                                $ 25,000
Auditor's Fees                                                 $ 25,000
General and administrative expenses                            $ 20,000
Fees related to our patent application.                        $ 22,000

TOTAL                                                          $272,000

----------
*** Of which we prepaid $50,000 and included in the balance sheet under Prepaid Expenses.

RESULTS OF OPERATIONS

During the three months ended March 31, 2008 the company incurred operating expenses of $406,972 which include $200,000 of product development costs, $202,497 in professional fees related to accounting and legal and $4,475 of general and administrative expenses.

NET LOSS

Our company incurred a loss of $405,712 for the period ended March 31, 2008, resulting from $371,942 of cash used in operating activities offset by an increase in prepaid expenses of $50,000 from the period ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of March 31, 2008, we had cash of $725,747, representing a net increase in cash of $653,059 since December 31, 2007. Cash generated by financing activities during the three months ended March 31, 2008 amounted to $1,025,001 resulting from the sale of stock in private placements during February and March of 2008. Cash used in operations amounted to $371,942 represented by a loss of $405,712 offset by an increase in prepaid expenses from the previous balance sheet of $50,000 and non-cash adjustments for contributed capital and common stocks and warrants issued for services totaling $83,770.

As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $992,000, of which $250,000 has been prepaid. We anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve month period. We intend to fulfill any additional cash requirement through the sale of either equity or debt. Historically we have financed our operation through the sale of equity. On August 27, 2007, we closed a private placement for 30,333,190 common shares at a price of $0.003 per share, or an aggregate of $91,000. On February 28, 2008, we commenced a private placement offering of 367,647.6 units, each unit being offered for $1.70, for aggregate gross proceeds of $625,001. Each unit consisted of (i) ten common stock shares, (ii) thirty Class A Warrant. Each Class A Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.27 per share, expiring five years from the date of purchase. This offering was made to non-U.S. persons in offshore transactions pursuant to the exemption from registration provided by Regulation S of the Securities Act. We agreed to register the shares and warrants issued in this transaction on a registration statement.

On that same date, we also sold and issued 208,333 common stock shares under Rule 903 of Regulation S of the Act to an accredited investor for the aggregate purchase price of US $50,000, or a purchase price of US $0.24 per share.

On March 10, 2008, we entered into a Securities Purchase Agreement and a Registration Rights Agreement with Tailor Made Capital, Ltd. ("TMC") relating to the issuance to TMC of 882,353 shares of our common stock, par value $0.0001 per share, and a warrant to purchase up to 3,000,000 shares of the Company's common stock at a price of $0.27 per share (the "Warrant"). The Warrant shall be in effect for five years from the date that the Company's common stock is initially listed or quoted for trading on a trading market. The Securities Purchase Agreement further provided that, at the Company's demand, TMC will purchase up to an additional $1,000,000 of shares of the Company's common stock commencing immediately after the date that the shelf registration of the Company's shares that are subject to the Securities Purchase Agreement is declared effective (the "Put").We agreed to file a registration statement to register all of the shares of common stock to be issued pursuant to the Securities Purchase Agreement, including those shares issuable upon the exercise of the Warrant and the Put.

On March 25, 2008, we entered into a subscription agreement under which we undertook to issue 2,000,000 shares for a cash payment of $50,000 by an "accredited investor" as defined in Rule 501 of Regulation D under the Securities Act of 1933, and, in consideration for services provided, warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.10 for a period of three years.

On March 27, 2008, (pursuant to an agreement dated January 16, 2008) we issued 4,285,714 common stock shares to an "accredited investor" for the aggregate purchase price of US $300,000, purchase price of $0.07 per share.

We have used our stock as form of consideration for certain services provided to us and intend to continue to do so in selected contracts from time to time.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and FIN 48. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended March 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were ineffective, as they did not provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

The small size of our company makes the proper identification and authorization of transactions difficult, as the company has essentially only two individuals overseeing this process. Given our company's small size,we also have difficulties with separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. Additionally, the Company's officers are also its sole board members. This does not provide an adequate level of layers of internal controls, which in turn make it difficult to accumulate information required to be disclosed by our company in the reports that it files or submits under the 1934 Act. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2008.

There was no change to our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 6. EXHIBITS

Exhibit
Number                       Exhibit Description
------                       -------------------
 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
 32.1 - Section 1350 Certification of Principal Executive Officer**
 32.2 - Section 1350 Certification of Principal Financial Officer**

----------
*  Filed herewith.
** Furnished herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EASY ENERGY, INC.


By: /s/Guy Ofir
   --------------------------------------
   Guy Ofir, President and Director
   (Principal Executive Officer,
   Principal Financial Officer and Director)

Dated: July 7, 2008


By: /s/Emanuel Cohen
   --------------------------------------
   Emanuel Cohen, Secretary, Treasurer
   and Director

Dated: July 7, 2008