Form 10-Q/A
period 2008-03-31
Easy Energy Inc
filed 2008-08-13
CIK 1415397

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

For purposes of this Quarterly Report, references to the "Company," "we," "us," and "our" mean Easy Energy, Inc.

                                EXPLANATORY NOTE

We are filing this Form 10-Q/A (the "Amended Filing") to amend our Form 10-Q for the quarter ended March 31, 2008, originally filed with the Securities and Exchange Commission on May 15, 2008 and amended on July 7, 2008 (the "Original Filings"), to (i) correct errors in the notes to our financial statements for the three month period ended March 31, 2008 included in Part I, Item 1, Financial Statements and to file a report of Moore & Associates, Chartered related to such financial statements, and (ii) correct errors in Part I, Item 2, Management's Discussion.and Analysis or Plan of Operation. In addition, we are filing or furnishing, as indicated in the Amended Filing, as exhibits certain currently dated certifications.

The Amended Filing is limited in scope to such items and does not amend, update, or change any other items or disclosures contained in the Original Filings. Accordingly, other items that remain unaffected are omitted in this filing. Except as described in this paragraph, we do not purport by this Amended Filing to update any of the information contained in the Original Filings.

                          PART I. FINANCIAL INFORMATION

ITEM 1. RESTATED FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Easy Energy, Inc.
(A Development Stage Company)

We have audited the accompanying restated balance sheets of Easy Energy, Inc. (A Development Stage Company) as of March 31, 2008 and December 31, 2007, and the related restated statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2008, since inception on May 17, 2007 through December 31, 2007 and since inception on May 17, 2007 through March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the restated financial statements referred to above present fairly, in all material respects, the financial position of Easy Energy, Inc. (A Development Stage Company) as of March 31, 2008 and December 31, 2007, and the related restated statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2008, since inception on May 17, 2007 through December 31, 2007 and since inception on May 17, 2007 through March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has net losses of $435,824, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
-----------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
July 7, 2008

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The Company was incorporated on May 17, 2007 and therefore does not have comparable numbers for the period ended March 31, 2007. Accordingly, the Company is presenting the statement of operations from May 17, 2007 through December 31, 2007 for comparison purposes.

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

On March 10, 2008, the Company entered into a Securities Purchase Agreement and a Registration Rights Agreement with Tailor Made Capital, Ltd. ("TMC") relating to the issuance to TMC of 882,353 shares of the Company's common stock, par value $0.0001 per share, and a warrant to purchase up to 3,000,000 shares of the Company's common stock at a price of $0.27 per share (the "Warrant"). The shares were issued for deferred stock offering costs and valued at $0.24 per share based upon the Regulation S offering completed at approximately the same date for an aggregate price of $211,765. The warrant shall be in effect for five years from the date that the Company's common stock is initially listed or quoted for trading on a trading market. The warrants were valued in accordance with SFAS 123R using the assumptions described below and resulted in an expense of $8,770.On March 25, 2008, we entered into a subscription agreement under which we undertook to issue 2,000,000 shares for cash payment of $50,000 by an "accredited investor" as defined in Rule 501 of Regulation D under the Securities Act of 1933, and, in consideration for services provided, warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.10 for a period of three years.

On March 27, 2008 (pursuant to an agreement dated January 16, 2008), we issued 4,285,714 common stock shares to an "accredited investor" as defined in Rule 501 of Regulation D under the Securities Act of 1933 for the aggregate purchase price of US $300,000, purchase price of $0.07 per share.

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

The value allocated to the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 3.94% and expected lives of 3years to 5 years. The volatility was determined based upon the weekly trading price of the stock from the date of inception through March 31, 2008. Common stock issued for services was valued at the price of the shares issued for cash on or close to the date of issuance.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company's Directors provides office space free of charge. The Company has recorded the estimated value of the office space of $1,000 per month as a contribution to capital. The Company recorded a contribution to capital of $3,000 and $7,500 during the periods ended March 31, 2008 and December 31, 2007, respectively. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

NOTE 9 - RESTATED FINANCIAL STATEMENTS

The Company's financial statements were restated to correct the valuation of shares and warrants issued for services of $280,711 and $-0- at fair value, record contributed office rent of $3,000 and $7,500 at fair value and record prepaid expenses of $50,000 and $-0-, as of and for the periods ended March 31, 2008 and December 31, 2007, respectively. A summary of the changes is presented below:

                                  BALANCE SHEET

                                                           March 31, 2008
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

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                 March 31, 2008


NOTE 9 - RESTATED FINANCIAL STATEMENTS (CONTINUED)

                                                                           March 31, 2008
                                                                    As Revised           Original
                                                                    ----------           --------
STOCKHOLDERS` EQUITY
  Common stock authorized -
   1,000,000,000 shares with a par value of $0.00001
  Common stock issued and outstanding -
   93,186,070 common shares (December 31, 2007: 80,333,190)                932                 932
  Additional paid in capital                                         1,527,104           1,235,893
  Prepaid expenses - stock related                                    (105,000)           (105,000)
  Deferred offering costs - stock related                             (211,765)             (8,824)
  Deficit accumulated during the development stage                    (435,824)           (347,554)
                                                                   -----------         -----------

Total Liabilities and Stockholders' Equity                         $   775,747         $   775,747
                                                                   ===========         ===========

                                                                          December 31, 2007
                                                                    As Revised           Original
                                                                    ----------           --------
STOCKHOLDERS` EQUITY
  Common stock authorized -
   1,000,000,000 shares with a par value of $0.00001
  Common stock issued and outstanding -
   93,186,070 common shares (December 31, 2007: 80,333,190)              803                 803
  Additional paid in capital                                         101,697              94,197
  Prepaid expenses - stock related                                        --                  --
  Deferred offering costs - stock related                                 --                  --
  Deficit accumulated during the development stage                   (30,112)            (22,613)
                                                                   ---------           ---------
Total Liabilities and Stockholders' Equity                         $  72,388           $  72,388
                                                                   =========           =========

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

Both Mr. Sromin and Mr. Fridhendler worked for Pipera Technologies Ltd. ("Pipera"), a company wholly owned and fully funded by our president and director, Mr. Ofir, and during the course of their work, developed the technology of the proposed product. Mr. Sromin and Mr. Fridhendler have been assisted by Mr. Roman Lanzet that serves as production manager at Pipera. Mr. Sromin, Mr. Fridhendler and Mr. Lanzet assigned their rights in the technology of the product to the Company for no consideration pursuant to the terms of the assignment agreement dated August 15, 2007 filed by the Company as exhibit 10.3 to the Company's registration statement on Form SB-2 filed on October 24, 2007. The prototype of the YoGen product was created by Pipera. Pipera's employees that worked on the creation of such prototype included mainly Mr. Sromin and Mr. Fridhendler.

The prototype of the YoGen product was created by Pipera. Pipera's employees that worked on the creation of such prototype included mainly Mr. Sromin and Mr. Fridhendler.

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

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:

                                                       Planned Expenditures Over
       Category                                          The Next Twelve Months
       --------                                          ----------------------
Consultant Compensation                                        $100,000***
Legal Fees                                                     $ 80,000
Accounting Fees                                                $ 25,000
Auditor's Fees                                                 $ 25,000
General and administrative expenses                            $ 20,000
Fees related to our patent application.                        $ 22,000
                                                               --------

TOTAL                                                          $272,000

----------
*** Of which we prepaid $50,000 and included in the balance sheet under Prepaid Expenses.

RESULTS OF OPERATIONS

During the three months ended March 31, 2008 our company incurred operating expenses of $406,972 which include $200,000 of product development costs, $202,497 in professional fees related to accounting and legal and $4,475 of general and administrative expenses. This is an increase of $200,000 in product development costs over the prior period as we began product development in 2008. The increase in professional fees of $202,497 was due to expenses in connection with our various filings with the Securities and Exchange Commission. These operating costs were offset by $1,260 of interest income.

During the period ended December 31, 2007, our company incurred operating expenses of $30,780 which include $-0- of product development costs, $-0- in professional fees related to accounting and legal and $29,780 of general and administrative expenses. These operating costs were offset by $668 of interest income.

NET LOSS

Our company incurred a loss of $405,712 for the period ended March 31, 2008, resulting from $371,942 of cash used in operating activities offset by an increase in prepaid expenses of $50,000 from the period ended December 31, 2007.

Our company incurred a loss of $30,112 for the period ended December 31, 2007, resulting in $22,612 of cash used in operating activities offset by common stock proceeds of $95,000 from the period ended December 31, 2007.

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

As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $922,000, of which $250,000 has been prepaid. We anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve month period. We intend to fulfill any additional cash requirement through the sale of either equity or debt. Historically we have financed our operation through the sale of equity. On August 27, 2007, we closed a private placement for 30,333,190 common shares at a price of $0.003 per share, or an aggregate of $91,000. On February 28, 2008, we commenced a private placement offering of 367,647.6 units, each unit being offered for $1.70, for aggregate gross proceeds of $625,001. Each unit consisted of (i) ten common stock shares, (ii) thirty Class A Warrant. Each Class A Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.27 per share, expiring five years from the date of purchase. This offering was made to non-U.S. persons in offshore transactions pursuant to the exemption from registration provided by Regulation S of the Securities Act. We agreed to register the shares and warrants issued in this transaction on a registration statement.

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

                                EASY ENERGY, INC.


By: /s/ Guy Ofir
   --------------------------------------
   Guy Ofir, President and Director
   (Principal Executive Officer,
   Principal Financial Officer and Director)

Dated: August 13, 2008


By: /s/ Emanuel Cohen
   --------------------------------------
   Emanuel Cohen, Secretary, Treasurer
   and Director

Dated: August 13, 2008