Form 10-Q
period 2008-06-30
Easy Energy Inc
filed 2008-08-19
CIK 1415397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 333-146895


                                EASY ENERGY, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                         26-0204284
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 Suite 105 - 5348 Vegas Dr., Las Vegas, NV                  89108
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

There were 93,186,070 shares of common stock, $0.00001 par value per share, outstanding on August 13, 2008.

                                EASY ENERGY,INC.

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE PERIOD ENDING JUNE 30, 2008

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)...................................  3

     Condensed Balance Sheet...............................................  3

     Condensed Statements of Operations....................................  4

     Condensed Statements of Cash Flows....................................  5

     Statements of Stockholders' Equity....................................  6

     Notes to Condensed Financial Statements...............................  7

Item 2: Management's Discussion and Analysis Or Plan of Operation.......... 14

Item 3: Quantitative and Qualitative Disclosures about Market Risk......... 18

Item 4T: Controls and Procedures........................................... 18

                           PART II - OTHER INFORMATION

Item 6: Exhibits........................................................... 18

Signatures................................................................. 19


References in this Form 10-Q to "we", "us", "our", the "Company" and "Easy Energy" refers to Easy Energy, Inc. unless otherwise noted.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                Easy Energy Inc.
                          (A Development Stage Company)
                            Condensed Balance Sheets
                                  June 30, 2008

                                                                      June 30,           December 31,
                                                                        2008                 2007
                                                                     ----------           ----------
ASSETS

Current:
  Cash and bank accounts                                             $  595,446           $   72,688
  Prepaid expenses                                                       37,500                   --
                                                                     ----------           ----------
Total current assets                                                    632,946               72,688
                                                                     ----------           ----------

Total Assets                                                         $  632,946           $   72,688
                                                                     ==========           ==========

CURRENT LIABILITIES

Current:
  Due to director                                                    $      300           $      300
                                                                     ----------           ----------

Total Current Liabilities                                                   300                  300
                                                                     ----------           ----------

STOCKHOLDERS` EQUITY
  Preferred stock authorized -
   50,000,000 shares with a par value of $0.0001
   None issued or outstanding
  Common stock authorized -
   1,000,000,000 shares with a par value of $0.00001
  Common stock issued and outstanding -
   93,186,070 common shares (December 31, 2007: 80,333,190)                 932                  803
  Additional paid in capital                                          1,527,104              101,697
  Subscriptions received                                                 19,416                   --
  Prepaid expenses - stock related                                     (105,000)                  --
  Deferred offering costs - stock related                              (211,765)                  --
  Deficit accumulated during the development stage                     (598,041)             (30,112)
                                                                     ----------           ----------

Total Stockholders' Equity                                              643,646               72,388
                                                                     ----------           ----------

Total Liabilities and Stockholders' Equity                           $  632,946           $   72,688
                                                                     ==========           ==========


    The accompanying notes are an integral part of these financial statements

                                Easy Energy Inc.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                  For the three months ended June 30, 2008 and
       the period ended May 17, 2007 (Date of inception) to June 30, 2008

                                                                              May 17, 2007       May 17, 2007
                                        Three Months        Six Months       (Inception) to     (Inception) to
                                          June 30,           June 30,           June 30,           June 30,
                                            2008               2008               2007               2008
                                         -----------        -----------        -----------        -----------
Revenue                                  $        --        $        --        $        --        $        --

Expenses
  General and Administrative                   4,475              4,475             29,780             34,255
  Filing Fee                                   1,600              1,600              1,000              2,600
  Product Development                        130,000            330,000                 --            330,000
  Professional fees                           31,410            236,877                 --            236,877
                                         -----------        -----------        -----------        -----------

      Total Expenses                         167,485            572,952             30,780            603,732
                                         -----------        -----------        -----------        -----------
Other Income
  Interest income                              3,763              5,023                668              5,691

      Total Other Income                       3,763              5,023                668              5,691
                                         -----------        -----------        -----------        -----------
Net loss before income taxes                (567,929)           (30,112)          (598,041)
                                                                                                     (163,722)
Provision for Income Taxes                        --                 --                 --                 --
                                         -----------        -----------        -----------        -----------

Net loss for the period                  $  (163,722)       $  (567,929)       $   (30,112)       $  (598,041)
                                         ===========        ===========        ===========        ===========
Basic and Diluted
  (Loss) per Share                                 a                  a                  a
                                         -----------        -----------        -----------
  Weighted Average Number of Shares       93,186,070         87,783,730         50,000,000
                                         -----------        -----------        -----------

----------
(a) = Less than $0.01 per share

    The accompanying notes are an integral part of these financial statements

                                Easy Energy Inc.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                  For the three months ended June 30, 2008 and
       the period ended May 17, 2007 (Date of inception) to June 30, 2008

                                                                                May 17, 2007         May 17, 2007
                                                            Six Months         (Inception) to       (Inception) to
                                                             June 30,             June 30,             June 30,
                                                               2008                 2007                 2008
                                                            ----------           ----------           ----------
Operating Activities
  Net loss                                                  $ (567,929)          $  (30,112)          $ (598,041)
  Adjustments to reconcile net loss to
   cash used in operating activities:
     Contributed capital                                         3,000                7,500               10,500
     Common stock and warrants issued for services              80,770                   --               80,770
  Changes in operating assets and liabilities:
     (Increase) in prepaid expenses                            (37,500)                  --              (37,500)
     Increase (Decrease) in subscriptions received              19,416                   --               19,416
                                                            ----------           ----------           ----------

Net Cash (Used) by Operating Activities                       (502,243)             (22,612)            (524,855)
                                                            ----------           ----------           ----------
Financing Activities
  Cash from sale of stock                                    1,025,001               95,000            1,120,001
  Due to shareholder                                                --                  300                  300
                                                            ----------           ----------           ----------

Cash Provided by Financing Activities                        1,025,001               95,300            1,120,301
                                                            ----------           ----------           ----------

Net Increase in Cash                                           522,758               72,688              595,446

Cash, Beginning of Period                                       72,688                   --                   --
                                                            ----------           ----------           ----------

Cash, End of Period                                         $  595,446           $   72,688           $  595,446
                                                            ==========           ==========           ==========

Non-cash activities:
  Stock issued for services                                 $    3,000           $       --           $    3,000

Supplemental Information:
  Interest Paid                                             $       --           $       --           $       --
  Income Taxes Paid                                         $       --           $       --           $       --


    The accompanying notes are an integral part of these financial statements

                                Easy Energy Inc.
                          (A Development Stage Company)
                       Statements of Stockholders` Equity
                                  June 30, 2008

                                                          Common Shares
                                                    --------------------------
                                                                                       Additional
                                                    Issued                              Paid In
                                                    Shares             Amount           Capital       Subscriptions
                                                    ------             ------           -------       -------------
Balance, May 17, 2007 (date of inception)                 --        $       --        $       --        $       --
Issued to founders on May 17, 2007 @ $0.0005      40,000,000               400             1,600                --
Private placement May 17, 2007 @ $0.0002          10,000,000               100             1,900                --
Private placement August 17, 2007 @ $0.003        30,333,190               303            90,697                --
Contributed capital                                       --                --             7,500                --
Net loss                                                  --                --                --                --
                                                  ----------        ----------        ----------        ----------
Balance, December 31, 2007                        80,333,190               803           101,697                --

Private placement February 28, 2008 @ $0.17        3,676,480                37           624,964                --
Private placement February 28, 2008 @ $0.24          208,333                 2            49,998                --
Shares for services March 3, 2008 @$0.24             300,000                 3            71,997                --
Shares for services March 10, 2008 @ $0.24           882,353                 9           211,756                --
Private placement March 25, 2008 @ $0.02          52,000,000                20            49,980                --
Private placement March 27, 2008 @ $0.07           4,285,714                43           299,957                --
Shares for services March 27, 2008 @ $0.07         1,500,000                15           104,985                --
Contributed capital                                       --                --             3,000                --
Fair value of warrants granted                            --                --             8,770                --
Subscriptions received                                    --                --                --            19,416
Net loss                                                  --                --                --                --
                                                  ----------        ----------        ----------        ----------
BALANCE, JUNE 30, 2008                            93,186,070        $      932        $1,527,104        $   19,416
                                                  ==========        ==========        ==========        ==========

                                                                                        Deficit
                                                    Prepaid                           Accumulated
                                                   Expenses          Deferred            During
                                                     Stock           Offering         Development
                                                    Related            Costs             Stage             Total
                                                    -------            -----             -----             -----
Balance, May 17, 2007 (date of inception)         $       --        $       --        $       --        $       --
Issued to founders on May 17, 2007 @ $0.0005              --                --                --             2,000
Private placement May 17, 2007 @ $0.0002                  --                --                --             2,000
Private placement August 17, 2007 @ $0.003                --                --                --            91,000
Contributed capital                                       --                --                --             7,500
Net loss                                                  --                --           (30,112)          (30,112)
                                                  ----------        ----------        ----------        ----------
Balance, December 31, 2007                                --                --           (30,112)           72,388

Private placement February 28, 2008 @ $0.17               --                --                --           625,001
Private placement February 28, 2008 @ $0.24               --                --                --            50,000
Shares for services March 3, 2008 @$0.24                  --                --                --            72,000
Shares for services March 10, 2008 @ $0.24                --          (211,765)               --                --
Private placement March 25, 2008 @ $0.02                  --                --                --            50,000
Private placement March 27, 2008 @ $0.07                  --                --                --           300,000
Shares for services March 27, 2008 @ $0.07          (105,000)               --                --                --
Contributed capital                                       --                --                --             3,000
Fair value of warrants granted                            --                --                --             8,770
Subscriptions received                                    --                --                --            19,416
Net loss                                                  --                --          (567,929)         (567,929)
                                                  ----------        ----------        ----------        ----------
BALANCE, JUNE 30, 2008                            $ (105,000)       $ (211,765)       $ (598,041)       $  643,646
                                                  ==========        ==========        ==========        ==========

    The accompanying notes are an integral part of these financial statements

                                Easy Energy Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008

NOTE 1 - NATURE OF OPERATIONS

The Company was originally incorporated under the laws of the state of Nevada on May 17, 2007. The Company has limited operations and in accordance with Statement of Financial Accounting Standards ("SFAS") #7, is considered a development stage company, and has had no revenues from operations to date.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company's annual report on Form 10-KSB.

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The Company was incorporated on May 17, 2007 and therefore does not have comparable numbers for the three and six month periods ended June 30, 2007. Accordingly, the Company is presenting the statement of operations from May 17, 2007 through June 30, 2007 and from May 17, 2007 through June 30, 2008 for comparison purposes.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective its inception.

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

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") and FIN 48. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

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

                                Easy Energy Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to June 30, 2008 of $598,041 and the Company has not established revenue sufficient to cover its operating expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Managements' plan is to complete the design of the Company's product, to engage third parties firms to manufacture the components of the product, develop and manufacture a first product suited to cellular phone use and explore potential distributors for our product. The Company had approximately $595,000 on hand as of June 30, 2008 but, management anticipates that such funds will not be sufficient to pay our estimated expenses for the next twelve month period. Management expects to start generating revenue within 6-8 months but has no assurance that such revenues shall be generated and in what amounts. Management intends to fulfill any additional cash requirement through the sale of either equity or debt. However, the Company has not identified the source of additional cash and there is no guarantee that such funds will be available or if available that the terms will be acceptable to the Company.

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

                                Easy Energy Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008

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

On March 27, 2008(pursuant to an agreement dated January 16, 2008), we issued 4,285,714 common stock shares to an "accredited investor" as defined in Rule 501 of Regulation D under the Securities Act of 1933 for the aggregate purchase price of US $300,000, purchase price of $0.07 per share.

                                Easy Energy Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008

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

The value allocated to the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 3.94% and expected lives of 3 years to 5 years.

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

During the period ended June 30, 2008, the Company paid $330,000 in product development costs to a company wholly owned by the president and director of the Company.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $131,569, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $598,041.

                                Easy Energy Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008

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

STATEMENT NO. 154 - ACCOUNTING CHANGES AND ERROR CORRECTIONS (A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3)

This Statement replaces APB Opinion No. 20, ACCOUNTING CHANGES, and FASB Statement No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provision, those provisions should be followed. The Company has applied SFAS No. 154 to the changes made in the financial statements as of June 30, 2008 and December 31, 2007.

                                Easy Energy Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENT (CONTINUED)

SFAS NO. 155 - "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS-AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140"

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

SFAS NO. 156 - "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS-AN AMENDMENT OF FASB STATEMENT NO. 140"

This statement amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. The application of SFAS No. 156 did not have any effect on the Company's financial statements.

SFAS NO. 157 - "FAIR VALUE MEASUREMENTS"

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning May 1, 2008. The application of SFAS No. 157 did not have any effect on the Company's financial statements.

SFAS NO. 158 - "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS-AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R))"

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

SFAS NO. 159 - "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115"

This statement permits entities to choose to measure many financial instruments and certain items at fair value. The objective is to improve the financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The application of SFAS No. 159 did not have any effect on the Company's financial statements.

                                Easy Energy Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENT (CONTINUED)

SFAS NO. 160 - "NON-CONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS-AN AMENDMENT OF ARB NO. 51"

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Easy Energy, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risks Related to Our Business" in Part I, Item 1, "Description of Business" of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Readers are also urged to carefully review and consider the various disclosures we have made in this report

Easy Energy, Inc. (referred to in this Quarterly Report as "Easy Energy", "us", "we" and "our") was incorporated under the laws of the State of Nevada on May 17, 2007. We have not generated any revenue to date and are a development stage company. We currently have no employees other than our President and Secretary who are also our only board members. We plan to develop a novel, man-powered charger solution for the problems related to the ongoing power requirements of small hand-carried battery-powered personal electronic devices. Our principal executive office is located at Suite 105 - 5348 Vegas Dr., Las Vegas, NV 89108. Our telephone number is +1 (702) 442-1166. We do not have any subsidiaries. The address of our resident agent is Eastbiz.com Inc, 5348 Vegas Dr, Las Vegas, Nevada, U.S.A., 89108.

The Company's principal business plan is to manufacture and market its products and/or seek third party entities interested in licensing the rights to manufacture and market the man-powered charger. Our target market will be consumers of disposable and rechargeable batteries, those who heavily depend on their portable devices, especially cell phone users, and those who are looking for "green" energy sources.

PLAN OF OPERATION

We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe that there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have completed the development and manufacturing of our first product. We plan to develop a man-powered charger solution for battery powered small hand-carried devices.

On August 20, 2007, we filed a provisional patent application (Application No.:
11/841,046) with the United States Patent and Trademark Office, which is still pending. In order to extend the potential patent protection beyond the U.S., we were required to file an international patent application via the Patent Cooperation Treaty ("PCT") no later than August 19, 2008. Indeed, on June 30, 2008, we filed the international patent application via the PCT (application No. PCT/IL2008/000882) with the Israeli patent office. This patent application covers the man-powered charger solution for battery powered small hand-carried devices.

On January 29, 2008 we announced the completion of the fully working prototype of the man-powered charger solution for battery powered small hand-carried devices designed mainly to charge cellular phones ("YoGen").

On June 29, 2008 we filed a patent application with respect to a new product we are currently developing, which is a foldable charger with two axial flux alternators designed to charge laptop computers (the "Laptop Charger"). The patent application (Application No. PCT/IL2008/000908) was filed with the Israeli patent office. The technology of the Laptop Charger, like the technology of the YoGen, was invented by Alexander Sromin and Michael Fridhendler during the course of their work for Pipera Technologies Ltd. ("Pipera"), a company wholly owned and fully funded by our president and director, Guy Ofir. Mr. Sromin and Mr. Fridhendler have been assisted by Mr. Roman Lanzet that serves as production manager at Pipera. Mr. Sromin, Mr. Fridhendler and Mr. Lanzet together with Pipera assigned all of their rights in the Laptop Charger to our company for no consideration. The Laptop Charger prototype, like the YoGen, is being developed by Pipera, mainly by Mr. Sromin and Mr. Fridhendler.

Our principal business plan is:

     A. to complete the manufacturing design of the YoGen - mainly, to complete the final design of the prototype and improve its human engineering and then manufacture and market it and /or seek third party entities interested in licensing the rights to manufacture and market it. We estimate that we could begin the manufacturing of the YoGen during the end of third quarter of 2008. We have selected a contractor to assist us with this process. We have successfully completed the minimizing of the YoGen and we are currently working on the completion of final prototype of the YoGen, including the final design that we will then sell in the market. We estimate the costs to be incurred by the time we have an operating manufacturing line ready for mass production to be at approximately $300,000.
     B. To complete the development of a prototype of the Laptop Charger . We estimate the costs to be incurred by the time we complete such prototype at approximately $250,000.

Our business objectives are:

     -    To complete the final design of our YoGen product.
     - To engage third parties firm(s) to manufacture the components of our YoGen product.
     -    To set up an assembly line.
     -    To be a leading provider of man-powered charger.
     -    To execute our marketing plan.
     -    To complete the laptop charger prototype.

Our goals over the next 12 months are: - Develop and manufacture the YoGen product. - Explore potential distributors for our YoGen product. - Develop fully working Laptop Charger prototype.

ESTIMATED EXPENSES FOR THE NEXT TWELVE MONTH PERIOD:

                                                                Anticipated        Target Date
                                                                   Costs          For Completion
                                                                   -----          --------------
PHASE I - MANUFACTURE A YOGEN PROTOTYPE                           $350,000         July, 2008 -
>> Refinement of working prototypes                                                October, 2008
>> Set up an assembly line
>> Seeking suppliers for the components for our product
>> Starting the development of the laptop charger prototype

PHASE II - MARKETING PLAN & START MASSIVE PRODUCTION              $250,000         November, 2008 -
>> Full product release.                                                           February, 2009
>> Development of marketing plan.
>> Start massive production

PHASE III - MANUFACTURE A LAPTOP CHARGER PROTOTYPE                $200,000         March, 2009 -
>> Completion a fully working prototype                                            July, 2009
>> Quality testing for the prototype
>> Completion the laptop charger design

TOTAL                                                             $800,000         12 MONTHS

* We did not take into account the costs of the mass production, which will be determined based on the quantities we will need to manufacture.

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:

                                                       Planned Expenditures Over
       Category                                          The Next Twelve Months
       --------                                          ----------------------

Consultant Compensation                                         $ 50,000
Legal Fees                                                      $ 50,000
Accounting Fees                                                 $ 25,000
Auditor's Fees                                                  $ 25,000
General and administrative expenses                             $ 20,000
Fees related to new patent application                          $ 15,000
                                                                --------
TOTAL                                                           $185,000
                                                                ========

RESULTS OF OPERATIONS

During the three and six months ended June 30, 2008 our company incurred operating expenses of $167,485 and $572,952, respectively, which include $130,000 and $330,000 of product development costs, $31,410 and $236,877 in professional fees related to accounting, consulting and legal, $1,600 and $1,600 related to filing and $4,475 and $4,475 of general and administrative expenses, respectively.

During the periods of May 17, 2007 (inception) to June 30, 2007 and May 17, 2007 (inception) to June 30, 2008, our company incurred operating expenses of $30,780 and $603,732, respectively, which include $0 and $330,000 of product development costs, $0 and $236,877 in professional fees related to accounting, consulting and legal, $1,000 and $2,600 related to filing fees and $29,780 and $34,255 of general and administrative expenses, respectively.

NET LOSS

Our company incurred a loss of $163,722 and $567,929 for the three and six months ended June 30, 2008, respectively, compared with a net loss of $30,112 and $598,041 for the periods of May 17, 2007 through June 30, 2007, and May 17, 2007 through June 30, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of June 30, 2008, we had cash of $595,446, representing a net increase in cash of $522,758 since December 31, 2007. Cash generated by financing activities during the six months ended June 30, 2008 amounted to $1,025,001 resulting from the sale of stock in private placements during February and March of 2008. Cash used in operations amounted to $502,243 represented by a loss of $567,929 offset by an increase in prepaid expenses from the previous balance sheet of $37,500 and non-cash adjustments for contributed capital and common stocks and warrants issued for services totalling $83,770.

As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $985,000. We anticipate that such funds will not be sufficient to pay our estimated expenses for the next twelve month period. We intend to fulfill any additional cash requirement through the sale of either equity or debt. Historically we have financed our operation through the sale of equity. On August 27, 2007, we closed a private placement for 30,333,190 common shares at a price of $0.003 per share, or an aggregate of $91,000. On February 28, 2008, we commenced a private placement offering of 367,647.6 units, each unit being offered for $1.70, for aggregate gross proceeds of $625,001. Each unit consisted of (i) ten common stock shares, (ii) thirty Class A Warrant. Each Class A Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.27 per share, expiring five years from the date of purchase. This offering was made to non-U.S. persons in offshore transactions pursuant to the exemption from registration provided by Regulation S of the Securities Act. We agreed to register the shares and warrants issued in this transaction on a registration statement, which has not yet been declared effective.

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

GOING CONCERN

Due to the uncertainty of our ability to meet current operating and capital expenses, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their audit reports for the periods ended December 31, 2007 and March 31, 2008, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Item is not applicable to the Company.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended June 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were ineffective, as they did not provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

The small size of our company makes the proper identification and authorization of transactions difficult, as the company has essentially only two individuals overseeing this process. Given our company's small size, we also have difficulties with separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. Additionally, the Company's officers are also its sole board members. This does not provide an adequate level of layers of internal controls, which in turn make it difficult to accumulate information required to be disclosed by our company in the reports that it files or submits under the 1934 Act. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2008.

There was no change to our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

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

                                   EASY ENERGY, INC.


                                   By: /s/ Guy Ofir
                                       -----------------------------------------
                                       Guy Ofir, President and Director
                                       (Principal Executive Officer,
                                       Principal Financial Officer and Director)

                                   Dated: August 19, 2008

                                   By: /s/ Emanuel Cohen
                                       -----------------------------------------
                                       Emanuel Cohen, Secretary, Treasurer
                                       and Director

                                       Dated: August 19, 2008