Form 10-Q/A
period 2008-03-31
Easy Energy Inc
filed 2008-09-18
CIK 1415397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 3

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

For purposes of this Quarterly Report, references to the "Company," "we," "us," and "our" mean Easy Energy, Inc.

                                EXPLANATORY NOTE

We are filing this Form 10-Q/A (the "Amended Filing") to amend our Form 10-Q for the quarter ended March 31, 2008, originally filed with the Securities and Exchange Commission on May 15, 2008 and amended on July 7, 2008 and on August 13, 2008 (the "Original Filings"), to (i) correct errors in the notes to our financial statements for the three month period ended March 31, 2008 included in
Part I, Item 1, Financial Statements, and (ii) correct errors in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, we are filing or furnishing, as indicated in the Amended Filing, as exhibits certain currently dated certifications.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has net losses of $1,199,637, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
-----------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
July 7, 2008


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7499 Fax (702) 253-7501

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                             Restated Balance Sheets
                                 March 31, 2008

                                                                      March 31,            December 31,
                                                                        2008                  2007
                                                                     -----------           -----------
ASSETS

Current:
  Cash and bank accounts                                             $   725,747           $    72,688
  Prepaid expenses                                                        50,000                    --
  Prepaid expenses - stock related                                       450,000                    --
                                                                     -----------           -----------

Total current assets                                                   1,225,747                72,688
                                                                     -----------           -----------

Total Assets                                                         $ 1,225,747           $    72,688
                                                                     ===========           ===========

LIABILITIES

Current:
  Due to director                                                    $       300           $       300
                                                                     -----------           -----------

                                                                             300                   300
                                                                     -----------           -----------
STOCKHOLDERS` EQUITY
  Preferred stock authorized -
   50,000,000 shares with a par value of $0.0001
  Common stock authorized -
   1,000,000,000 shares with a par value of $0.00001
   None issued or outstanding
  Common stock issued and outstanding -
   93,186,070 common shares (December 31, 2007: 80,333,190)                  932                   803
  Additional paid in capital                                           2,635,917               101,697
  Deferred offering costs - stock related                               (211,765)                   --
  Deficit accumulated during the development stage                    (1,199,637)              (30,112)
                                                                     -----------           -----------

                                                                       1,225,447                72,388
                                                                     -----------           -----------

Total Liabilities and Stockholders' Equity                           $ 1,225,747           $    72,688
                                                                     ===========           ===========


   The accompanying notes are an integral part of these financial statements

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                        Restated Statements of Operations
         For the three months ended March 31, 2008 and the period ended
               May 17, 2007 (Date of inception) to March 31, 2008

                                                                   May 17, 2007          May 17, 2007
                                             Three Months         (Inception) to        (Inception) to
                                               March 31,            December 31,           March 31,
                                                 2008                  2007                  2008
                                              -----------           -----------           -----------
Revenue                                       $        --           $        --           $        --

Expenses
  General and Administrative                        4,475                29,780                34,255
  Filing Fee                                           --                 1,000                 1,000
  Product Development                             200,000                    --               200,000
  Professional fees                               966,310                    --               966,310
                                              -----------           -----------           -----------

      Total Expenses                            1,170,785                30,780             1,201,565
                                              -----------           -----------           -----------
Other Income
  Interest income                                   1,260                   668                 1,928

      Total Other Income                            1,260                   668                 1,928
                                              -----------           -----------           -----------

Net loss before income taxes                   (1,169,525)              (30,112)           (1,199,637)
Provision for Income Taxes                             --                    --                    --
                                              -----------           -----------           -----------

Net loss for the period                       $(1,169,525)          $   (30,112)          $(1,199,637)
                                              ===========           ===========           ===========
Basic and Diluted
  (Loss) per Share                                      a                     a                     a
                                              -----------           -----------           -----------
  Weighted Average Number of Shares            82,381,390            50,586,601            72,169,343
                                              -----------           -----------           -----------

----------
(a) = Less than $0.01 per share


   The accompanying notes are an integral part of these financial statements

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                        Restated Statements of Cash Flows
         For the three months ended March 31, 2008 and the period ended
               May 17, 2007 (Date of inception) to March 31, 2008

                                                                             May 17, 2007          May 17, 2007
                                                       Three Months         (Inception) to        (Inception) to
                                                         March 31,            December 31,           March 31,
                                                           2008                  2007                  2008
                                                        -----------           -----------           -----------
Operating Activities
  Net loss                                              $(1,169,525)          $   (30,112)          $(1,199,637)
  Adjustments to reconcile net loss to
   cash used in operating activities:
    Contributed capital                                       3,000                 7,500                10,500
    Common stock and warrants issued for services         1,294,583                    --             1,294,583
    Changes in operating assets and liabilities:
    (Increase) in prepaid expenses                          (50,000)                   --               (50,000)
    (Increase) in prepaid expenses - stock related         (450,000)                   --              (450,000)
                                                        -----------           -----------           -----------
Net Cash (Used) by Operating Activities                    (371,942)              (22,612)             (394,554)
                                                        -----------           -----------           -----------
Financing Activities
  Cash from sale of stock                                 1,025,001                95,000             1,120,001
  Due to shareholder                                             --                   300                   300
                                                        -----------           -----------           -----------
Cash Provided by Financing Activities                     1,025,001                95,300             1,120,301
                                                        -----------           -----------           -----------

Net Increase in Cash                                        653,059                72,688               725,747

Cash, Beginning of Period                                    72,688                    --                    --
                                                        -----------           -----------           -----------

Cash, End of Period                                     $   725,747           $    72,688           $   725,747
                                                        ===========           ===========           ===========
Non-cash activities:
  Stock issued for services                             $     3,000           $        --           $     3,000

Supplemental Information:
  Interest Paid                                         $        --           $        --           $        --
  Income Taxes Paid                                     $        --           $        --           $        --


   The accompanying notes are an integral part of these financial statements

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                   Restated Statements of Stockholders` Equity

                                                         Common Shares
                                                      ---------------------      Additional
                                                      Issued                      Paid In
                                                      Shares         Amount       Capital
                                                      ------         ------       -------
Balance, May 17, 2007 (date of inception)                  --      $     --      $       --
Issued to founders on May 17, 2007 @ $0.00005      40,000,000           400           1,600
Private placement May 17, 2007 @ $0.0002           10,000,000           100           1,900
Private placement August 17, 2007 @ $0.003         30,333,190           303          90,697
Contributed capital                                        --            --           7,500
Net loss                                                   --            --              --
                                                   ----------      --------      ----------
Balance, December 31, 2007                         80,333,190           803         101,697

Private placement January 16, 2008 @ $0.07          4,285,714            43         299,957
Private placement February 28, 2008 @ $0.17         3,676,480            37         624,964
Private placement February 28, 2008 @ $0.24           208,333             2          49,998
Shares for services March 3, 2008 @$0.24              300,000             3          71,997
Shares for services March 10, 2008 @ $0.24            882,353             9         211,756
Private placement March 25, 2008 @ $0.30            2,000,000            20         599,980
Shares for services March 27, 2008 @ $0.30          1,500,000            15         449,985
Contributed capital                                        --            --           3,000
Fair value of warrants granted                             --            --         222,583
Subscriptions received                                     --            --              --
Net loss                                                   --            --              --
                                                   ----------      --------      ----------

BALANCE, JUNE  30, 2008                            93,186,070      $    932      $2,635,917
                                                   ==========      ========      ==========

                                                    Deferred
                                                    Offering
                                                      Costs          Deficit          Total
                                                      -----          -------          -----
Balance, May 17, 2007 (date of inception)          $       --     $        --      $      --
Issued to founders on May 17, 2007 @ $0.00005              --              --          2,000
Private placement May 17, 2007 @ $0.0002                   --              --          2,000
Private placement August 17, 2007 @ $0.003                 --              --         91,000
Contributed capital                                        --              --          7,500
Net loss                                                   --         (30,112)       (30,112)
                                                   ----------     -----------      ---------
Balance, December 31, 2007                                 --         (30,112)        72,388

Private placement January 16, 2008 @ $0.07                 --              --        300,000
Private placement February 28, 2008 @ $0.17                --              --        625,001
Private placement February 28, 2008 @ $0.24                --              --         50,000
Shares for services March 3, 2008 @$0.24                   --              --         72,000
Shares for services March 10, 2008 @ $0.24           (211,765)             --             --
Private placement March 25, 2008 @ $0.30                   --              --        600,000
Shares for services March 27, 2008 @ $0.30                 --              --        450,000
Contributed capital                                        --              --          3,000
Fair value of warrants granted                             --              --        222,583
Net loss (unaudited)                                       --      (1,169,525)    (1,169,525)
                                                   ----------     -----------     ----------

BALANCE, JUNE  30, 2008 (unaudited)                $ (211,765)    $(1,199,637)    $1,225,447
                                                   ==========     ===========     ==========

   The accompanying notes are an integral part of these financial statements

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                     Notes to Restated Financial Statements
                      March 31, 2008 and December 31, 2007

NOTE 1 - NATURE OF OPERATIONS

The Company was originally incorporated under the laws of the state of Nevada on May 17, 2007. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The Company was incorporated on May 17, 2007, and therefore does not have comparable numbers for the period ended March 31, 2007. Accordingly, the Company is presenting the statement of operations from May 17, 2007 through December 31, 2007 for comparison purposes. The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the full years.

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

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                     Notes to Restated Financial Statements
                      March 31, 2008 and December 31, 2007

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to March 31, 2008 of $1,199,637 and the Company has not established revenue sufficient to cover its operating expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                     Notes to Restated Financial Statements
                      March 31, 2008 and December 31, 2007

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

On March 10, 2008, the Company entered into a Securities Purchase Agreement and a Registration Rights Agreement with Tailor Made Capital, Ltd. ("TMC") relating to the issuance to TMC of 882,353 shares of the Company's common stock, par value $0.0001 per share, and a warrant to purchase up to 3,000,000 shares of the Company's common stock at a price of $0.27 per share (the "Warrant"). The shares were issued for deferred stock offering costs and valued at $0.24 per share based upon the Regulation S offering completed at approximately the same date for an aggregate price of $211,765. The warrant shall be in effect for five years from the date that the Company's common stock is initially listed or quoted for trading on a trading market. The warrants were valued in accordance with SFAS 123R using the assumptions described below and resulted in an expense of $8,770. On March 25, 2008, we entered into a subscription agreement under which we undertook to issue 2,000,000 shares for cash payment of $50,000 by an "accredited investor" as defined in Rule 501 of Regulation D under the Securities Act of 1933, and, in consideration for services provided, warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.10 for a period of three years. The shares were valued at the trading price on the date of issuance of $0.30 for an additional expense of $550,000. The warrants were valued using the Black-Scholes model at $213,813.

On March 27, 2008(pursuant to an agreement dated January 16, 2008), we issued 4,285,714 common stock shares to an "accredited investor" as defined in Rule 501 of Regulation D under the Securities Act of 1933 for the aggregate purchase price of US $300,000, purchase price of $0.07 per share.

On March 27, 2008, the Company entered into a consulting services agreement of which the consultant will provide certain investor and market relations consulting services to the Company in consideration of the Company's issuance of

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                     Notes to Restated Financial Statements
                      March 31, 2008 and December 31, 2007

NOTE 5 - CAPITAL STOCK (CONTINUED)

ISSUED AND OUTSTANDING (CONTINUED) -

1,500,000 restricted common shares and the sum of $100,000 in cash. The common shares were valued at the trading price on the date of issuance of $0.30 per share for a total of $450,000. The expense will be amortized over the one year service agreement beginning April 1, 2008.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company's directors provide office space free of charge. The Company has recorded the estimated value of the office space of $1,000 per month as a contribution to capital. The Company recorded a contribution to capital of $3,000 and $7,500 during the periods ended March 31, 2008 and December 31, 2007, respectively. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $263,920, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $1,199,637.

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                     Notes to Restated Financial Statements
                      March 31, 2008 and December 31, 2007

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

STATEMENT NO. 153 - EXCHANGES OF NON-MONETARY ASSETS (AN AMENDMENT OF APB OPINION NO. 29)

The guidance in APB Opinion No. 29, ACCOUNTING FOR NON-MONETARY TRANSACTIONS, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has applied SFAS No. 153 to the changes made in the financial statements as of March 31, 2008 and December 31, 2007.

STATEMENT NO. 154 - ACCOUNTING CHANGES AND ERROR CORRECTIONS (A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3)

This Statement replaces APB Opinion No. 20, ACCOUNTING CHANGES, and FASB Statement No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                     Notes to Restated Financial Statements
                      March 31, 2008 and December 31, 2007

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENT (CONTINUED)

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

SFAS NO. 159 - THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115

This statement permits entities to choose to measure many financial instruments and certain items at fair value. The objective is to improve the financial reporting by providing entities with the opportunity to mitigate volatility in

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                     Notes to Restated Financial Statements
                      March 31, 2008 and December 31, 2007

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENT (CONTINUED)

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

NOTE 9 - RESTATED FINANCIAL STATEMENTS

The Company's financial statements were restated to correct the valuation of shares and warrants issued for services of $280,711 and $-0- at fair value, record contributed office rent of $3,000 and $7,500 at fair value and record prepaid expenses of $50,000 and $-0-, as of and for the periods ended March 31, 2008 and December 31, 2007, respectively. A summary of the changes is presented below:

BALANCE SHEET

                                                March 31, 2008
                                        As revised           Original
                                        ----------           --------
          ASSETS

          Total current assets          $1,225,747          $  775,747
                                        ----------          ----------
          Total Assets                  $1,225,747          $  775,747
                                        ==========          ==========
          LIABILITIES

          Current:
            Due to director             $      300          $      300

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                     Notes to Restated Financial Statements
                                 March 31, 2008

NOTE 9 - RESTATED FINANCIAL STATEMENTS (CONTINUED)

                                                                              March 31, 2008
                                                                      As Revised            Original
                                                                      ----------            --------
STOCKHOLDERS` EQUITY
  Common stock authorized -
   1,000,000,000 shares with a par value of $0.00001
  Common stock issued and outstanding -
   93,186,070 common shares (December 31, 2007: 80,333,190)                  932                   932
  Additional paid in capital                                           2,635,917             1,235,893
  Prepaid expenses - stock related                                            --              (105,000)
  Deferred offering costs - stock related                               (211,765)               (8,824)
  Deficit accumulated during the development stage                    (1,199,637)             (347,554)
                                                                     -----------           -----------

Total Liabilities and Stockholders' Equity                           $ 1,225,747           $   775,747
                                                                     ===========           ===========

                                                                            December 31, 2007
                                                                     As Revised             Original
                                                                     ----------             --------
STOCKHOLDERS` EQUITY
  Common stock authorized -
   1,000,000,000 shares with a par value of $0.00001
  Common stock issued and outstanding -
   93,186,070 common shares (December 31, 2007: 80,333,190)                803                   803
  Additional paid in capital                                           101,697                94,197
  Prepaid expenses - stock related                                          --                    --
  Deferred offering costs - stock related                                   --                    --
  Deficit accumulated during the development stage                     (30,112)              (22,613)
                                                                     ---------             ---------
Total Liabilities and Stockholders' Equity                           $  72,388             $  72,388
                                                                     =========             =========

STATEMENT OF OPERATIONS

                                                                     As Revised           Original
                                                                    May 17, 2007        May 17, 2007
                                                                   (Inception) to      (Inception) to
                                                                    December 31,        December 31,
                                                                       2007                2007
                                                                     ---------           ---------

Revenue                                                              $      --           $      --
Expenses
  General and Administrative                                            29,780              22,281
  Filing Fee                                                             1,000               1,000
                                                                     ---------           ---------
      Total Expenses                                                    30,780              23,281
                                                                     ---------           ---------
Other Income
  Interest income                                                          668                 668

Provision for Income Taxes                                                  --                  --
                                                                     ---------           ---------
Net loss for the period                                              $ (30,112)          $ (22,613)
                                                                     =========           =========

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                     Notes to Restated Financial Statements
                                 March 31, 2008

NOTE 9 - RESTATED FINANCIAL STATEMENTS (CONTINUED)

STATEMENT OF OPERATIONS

                                             As Revised              Original
                                              For the                For the
                                            Three Months           Three Months
                                               Ended                  Ended
                                              March 31,              March 31,
                                                2008                   2008
                                             -----------            -----------

Revenue                                      $        --            $        --
Expenses
  General and Administrative                       4,475                  1,476
  Product Development                            200,000                200,000
  Professional Fees                              966,310                124,727
  Total Expenses                               1,170,785                326,203
                                             -----------            -----------
Other Income
  Interest income                                  1,260                  1,260

Provision for Income Taxes                            --                     --
                                             -----------            -----------
Net loss for the period                      $(1,169,525)           $  (324,943)
                                             ===========            ===========

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2008 our company incurred operating expenses of $1,170,785 which include $200,000 of product development costs, $966,310 in professional fees related to accounting and legal and $4,475 of general and administrative expenses. This is an increase of $200,000 in product development costs over the prior period as we began product development in 2008. The increase in professional fees of $966,310 was due to expenses in connection with our various filings with the Securities and Exchange Commission. These operating costs were offset by $1,260 of interest income.

During the period ended December 31, 2007, our company incurred operating expenses of $30,780 which include $-0- of product development costs, $-0- in professional fees related to accounting and legal and $29,780 of general and administrative expenses. These operating costs were offset by $668 of interest income.

NET LOSS

Our company incurred a loss of $1,169,525 for the period ended March 31, 2008, resulting from $371,942 of cash used in operating activities offset by an increase in prepaid expenses of $500,000 from the period ended December 31, 2007.

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

As of March 31, 2008, we had cash of $725,747, representing a net increase in cash of $653,059 since December 31, 2007. Cash generated by financing activities during the three months ended March 31, 2008 amounted to $1,025,001 resulting from the sale of stock in private placements during February and March of 2008. Cash used in operations amounted to $371,942 represented by a loss of $1,169,525 offset by an increase in prepaid expenses from the previous balance sheet of $500,000 and non-cash adjustments for contributed capital and common stocks and warrants issued for services totaling $1,294,583.

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

                                   Dated: September 18, 2008


                                   By: /s/ Emanuel Cohen
                                       -----------------------------------------
                                       Emanuel Cohen, Secretary, Treasurer
                                       and Director

                                   Dated: September 18, 2008