Form 10-Q/A
period 2008-06-30
Easy Energy Inc
filed 2008-09-18
CIK 1415397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

There were 93,186,070 shares of common stock, $0.00001 par value per share, outstanding on September 12, 2008.

                                EXPLANATORY NOTE

We are filing this Form 10-Q/A (the "Amended Filing") to amend our Form 10-Q for the quarter ended June 30, 2008, originally filed with the Securities and Exchange Commission on August 19, 2008 (the "Original Filing"), to correct errors in (i) Part I, Item 1, Financial Statements and related notes for the three and six month periods ended June 30, 2008, and (ii) Part I, Item 2, Managements Discussion and Analysis of Financial Condition and Results of Operations. In addition, we are filing or furnishing, as indicated in the Amended Filing, as exhibits certain currently dated certifications.

The Amended Filing is limited in scope to such items and does not amend, update, or change any other items or disclosures contained in the Original Filing. Accordingly, other items that remain unaffected are omitted in this filing. Except as described in this paragraph, we do not purport by this Amended Filing to update any of the information contained in the Original Filing.

References in this Form 10-Q/A to "we", "us", "our", the "Company" and "Easy Energy" refers to Easy Energy, Inc. unless otherwise noted.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                EASY ENERGY INC.
                          (A Development Stage Company)

                             Restated Balance Sheets
                                  June 30, 2008

                                                                      June 30,             December 31,
                                                                        2008                  2007
                                                                     -----------           -----------
                                                                     (unaudited)
ASSETS

Current:
  Cash and bank accounts                                             $   595,446           $    72,688
  Prepaid expenses                                                        37,500                    --
  Prepaid expenses - stock related                                       337,500                    --
                                                                     -----------           -----------
Total current assets                                                     970,446                72,688
                                                                     -----------           -----------

Total Assets                                                         $   970,446           $    72,688
                                                                     ===========           ===========

CURRENT LIABILITIES

Current:
  Due to director                                                    $       300           $       300
                                                                     -----------           -----------

Total Current Liabilities                                                    300                   300
                                                                     -----------           -----------

STOCKHOLDERS` EQUITY
  Preferred stock authorized -
   50,000,000 shares with a par value of $0.0001
   None issued or outstanding
  Common stock authorized -
   1,000,000,000 shares with a par value of $0.00001
  Common stock issued and outstanding -
   93,186,070 common shares (December 31, 2007: 80,333,190)                  932                   803
  Additional paid in capital                                           2,635,917               101,697
  Subscriptions received                                                  19,416                    --
  Deferred offering costs - stock related                               (211,765)                   --
  Deficit accumulated during the development stage                    (1,474,354)              (30,112)
                                                                     -----------           -----------

Total Stockholders' Equity                                               970,146                72,388
                                                                     -----------           -----------

Total Liabilities and Stockholders' Equity                           $   970,446           $    72,688
                                                                     ===========           ===========

   The accompanying notes are an integral part of these financial statements

                                EASY ENERGY INC.
                          (A Development Stage Company)

                        Restated Statements of Operations
                                   (Unaudited)

                                                                              May 17, 2007       May 17, 2007
                                        Three Months        Six Months       (Inception) to     (Inception) to
                                          June 30,           June 30,           June 30,           June 30,
                                            2008               2008               2007               2008
                                        ------------       ------------       ------------       ------------
Revenue                                 $         --       $         --       $         --       $         --

Expenses
  General and Administrative                   4,475              4,475             29,780             34,255
  Filing Fee                                   1,600              1,600              1,000              2,600
  Product Development                        130,000            330,000                 --            330,000
  Professional fees                          143,910          1,113,190                 --          1,113,190
                                        ------------       ------------       ------------       ------------

      Total Expenses                         279,985          1,449,265             30,780          1,480,045
                                        ------------       ------------       ------------       ------------
Other Income
  Interest income                              3,763              5,023                668              5,691
                                        ------------       ------------       ------------       ------------
      Total Other Income                       3,763              5,023                668              5,691
                                        ------------       ------------       ------------       ------------
Net loss before income taxes                (276,222)        (1,444,242)           (30,112)        (1,474,354)

Provision for Income Taxes                        --                 --                 --                 --
                                        ------------       ------------       ------------       ------------

Net loss for the period                 $   (276,222)      $ (1,444,242)      $    (30,112)      $ (1,474,354)
                                        ============       ============       ============       ============

Basic and Diluted (Loss) per Share                 a       $      (0.02)                 a
                                        ------------       ------------       ------------
Weighted Average Number of Shares         93,186,070         87,783,730         50,000,000
                                        ------------       ------------       ------------

----------
(a) = Less than $0.01 per share

   The accompanying notes are an integral part of these financial statements

                                EASY ENERGY INC.
                          (A Development Stage Company)

                        Restated Statements of Cash Flows
                                   (Unaudited)

                                                                              May 17, 2007          May 17, 2007
                                                         Six Months          (Inception) to        (Inception) to
                                                          June 30,              June 30,              June 30,
                                                            2008                  2007                  2008
                                                        -----------           -----------           -----------
Operating Activities
  Net loss                                              $(1,444,242)          $   (30,112)          $(1,474,354)
  Adjustments to reconcile net loss to
   cash used in operating activities:
     Contributed capital                                      3,000                 7,500                10,500
     Common stock and warrants issued for services          957,083                    --               957,083
  Changes in operating assets and liabilities:
     (Increase) in prepaid expenses                         (37,500)                   --               (37,500)
     Increase (Decrease) in subscriptions received           19,416                    --                19,416
                                                        -----------           -----------           -----------

Net Cash (Used) by Operating Activities                    (502,243)              (22,612)             (524,855)
                                                        -----------           -----------           -----------
Financing Activities
  Cash from sale of stock                                 1,025,001                95,000             1,120,001
  Due to shareholder                                             --                   300                   300
                                                        -----------           -----------           -----------

Cash Provided by Financing Activities                     1,025,001                95,300             1,120,301
                                                        -----------           -----------           -----------

Net Increase in Cash                                        522,758                72,688               595,446

Cash, Beginning of Period                                    72,688                    --                    --
                                                        -----------           -----------           -----------

Cash, End of Period                                     $   595,446           $    72,688           $   595,446
                                                        ===========           ===========           ===========

Non-cash activities:
  Contributed capital                                   $     3,000           $        --           $     3,000
  Stock and warrants issued for services                $   957,083           $        --           $   957,083

Supplemental Information:
  Interest Paid                                         $        --           $        --           $        --
  Income Taxes Paid                                     $        --           $        --           $        --


   The accompanying notes are an integral part of these financial statements

                                EASY ENERGY INC.
                          (A Development Stage Company)

                  Restated Statements of Stockholders` Equity

                                                          Common Shares
                                                    --------------------------        Additional
                                                    Issued                              Paid In
                                                    Shares             Amount           Capital       Subscriptions
                                                    ------             ------           -------       -------------
Balance, May 17, 2007 (date of inception)                 --        $       --        $       --        $       --
Issued to founders on May 17, 2007 @ $0.0005      40,000,000               400             1,600                --
Private placement May 17, 2007 @ $0.0002          10,000,000               100             1,900                --
Private placement August 17, 2007 @ $0.003        30,333,190               303            90,697                --
Contributed capital                                       --                --             7,500                --
Net loss                                                  --                --                --                --
                                                  ----------        ----------        ----------        ----------
Balance, December 31, 2007                        80,333,190               803           101,697                --

Private placement January 16, 2008 @ $0.07         4,285,714                43           299,957                --
Private placement February 28, 2008 @ $0.17        3,676,480                37           624,964                --
Private placement February 28, 2008 @ $0.24          208,333                 2            49,998                --
Shares for services March 3, 2008 @$0.24             300,000                 3            71,997                --
Shares for services March 10, 2008 @ $0.24           882,353                 9           211,756                --
Private placement March 25, 2008 @ $0.02           2,000,000                20           599,980                --
Shares for services March 27, 2008 @ $0.07         1,500,000                15           449,985                --
Contributed capital                                       --                --             3,000                --
Fair value of warrants granted                            --                --           222,583                --
Subscriptions received                                    --                --                --            19,416
Net loss                                                  --                --                --                --
                                                  ----------        ----------        ----------        ----------
BALANCE, JUNE 30, 2008                            93,186,070        $      932        $2,635,917        $   19,416
                                                  ==========        ==========        ==========        ==========

                                                                      Deficit
                                                                    Accumulated
                                                   Deferred            During
                                                   Offering         Development
                                                     Costs             Stage             Total
                                                     -----             -----             -----
Balance, May 17, 2007 (date of inception)         $       --        $       --        $       --
Issued to founders on May 17, 2007 @ $0.0005              --                --             2,000
Private placement May 17, 2007 @ $0.0002                  --                --             2,000
Private placement August 17, 2007 @ $0.003                --                --            91,000
Contributed capital                                       --                --             7,500
Net loss                                                  --           (30,112)          (30,112)
                                                  ----------        ----------        ----------
Balance, December 31, 2007                                --           (30,112)           72,388

Private placement January 16, 2008 @ $0.07                --                --           300,000
Private placement February 28, 2008 @ $0.17               --                --           625,001
Private placement February 28, 2008 @ $0.24               --                --            50,000
Shares for services March 3, 2008 @$0.24                  --                --            72,000
Shares for services March 10, 2008 @ $0.24          (211,765)               --                --
Private placement March 25, 2008 @ $0.02                  --                --           600,000
Shares for services March 27, 2008 @ $0.07                --                --           450,000
Contributed capital                                       --                --             3,000
Fair value of warrants granted                            --                --           222,583
Subscriptions received (Unaudited)                        --                --            19,416
Net loss (Unaudited)                                      --        (1,444,242)       (1,444,242)
                                                  ----------        ----------        ----------
BALANCE, JUNE 30, 2008 (Unaudited)                $ (211,765)      $(1,474,354)       $  970,146
                                                  ==========        ==========        ==========

   The accompanying notes are an integral part of these financial statements

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                     Notes to Restated Financial Statements
                       June 30, 2008 and December 31, 2007

NOTE 1 - NATURE OF OPERATIONS

The Company was originally incorporated under the laws of the state of Nevada on May 17, 2007. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The Company was incorporated on May 17, 2007, and therefore does not have comparable numbers for the period ended June 30, 2007. Accordingly, the Company is presenting the statement of operations from May 17, 2007 through December 31, 2007 for comparison purposes. The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full years.

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

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                     Notes to Restated Financial Statements
                       June 30, 2008 and December 31, 2007

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to June 30, 2008 of $1,444,242 and the Company has not established revenue sufficient to cover its operating expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Managements' plan is to complete the design of the Company's product, to engage third parties firms to manufacture the components of the product, develop and manufacture a first product suited to cellular phone use and explore potential distributors for our product. The Company had approximately $595,000 on hand as of June 30, 2008, management anticipates that such funds will not be sufficient to pay our estimated expenses for the next twelve month period. Management expects to start generating revenue within 8-10 months but has no assurance that such revenues shall be generated and in what amounts. Management intends to fulfill any additional cash requirement through the sale of either equity or debt. However, the Company has not identified the source of additional cash and there is no guarantee that such funds will be available or if available that the terms will be acceptable to the Company.

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

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                     Notes to Restated Financial Statements
                       June 30, 2008 and December 31, 2007

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

On March 27, 2008(pursuant to an agreement dated January 16, 2008),, we issued 4,285,714 common stock shares to an "accredited investor" as defined in Rule 501 of Regulation D under the Securities Act of 1933 for the aggregate purchase price of US $300,000, purchase price of $0.07 per share.

On March 27, 2008, the Company entered into a consulting services agreement of which the consultant will provide certain investor and market relations consulting services to the Company in consideration of the Company's issuance of

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                     Notes to Restated Financial Statements
                       June 30, 2008 and December 31, 2007

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

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                     Notes to Restated Financial Statements
                       June 30, 2008 and December 31, 2007

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

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                     Notes to Restated Financial Statements
                       June 30, 2008 and December 31, 2007

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

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                     Notes to Restated Financial Statements
                       June 30, 2008 and December 31, 2007

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q/A contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Easy Energy, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risks Related to Our Business" in Part I, Item 1, "Description of Business" of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Readers are also urged to carefully review and consider the various disclosures we have made in this report

Easy Energy, Inc. (referred to in this Quarterly Report as "Easy Energy", "us", "we" and "our") was incorporated under the laws of the State of Nevada on May 17, 2007. We have not generated any revenue to date and are a development stage company. We currently have no employees other than our President and Secretary who are also our only board members. We plan to develop a novel, man-powered charger solution for the problems related to the ongoing power requirements of small hand-carried battery-powered personal electronic devices. Our principal executive office is located at Suite 105 - 5348 Vegas Dr., Las Vegas, NV 89108. Our telephone number is +1 (702) 442-1166. We do not have any subsidiaries. The address of our resident agent is Eastbiz.com Inc, 5348 Vegas Dr, Las Vegas, Nevada, U.S.A., 89108.

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
                                                                ========

RESULTS OF OPERATIONS

During the three and six months ended June 30, 2008 our company incurred operating expenses of $279,985 and $1,449,265, respectively, which include $130,000 and $330,000 of product development costs, $31,410 and $1,113,190 in professional fees related to accounting, consulting and legal, $1,600 and $1,600 related to filing and $4,475 and $4,475 of general and administrative expenses, respectively.

During the periods of May 17, 2007 (inception) to June 30, 2007 and May 17, 2007 (inception) to June 30, 2008, our company incurred operating expenses of $30,780 and $1,480,045, respectively, which include $0 and $330,000 of product development costs, $0 and $1,113,190 in professional fees related to accounting, consulting and legal, $1,000 and $2,600 related to filing fees and $29,780 and $34,255 of general and administrative expenses, respectively.

NET LOSS

Our company incurred a loss of $276,222 and $1,444,242 for the three and six months ended June 30, 2008, respectively, compared with a net loss of $30,112 and $1,474,354 for the periods of May 17, 2007 through June 30, 2007, and May 17, 2007 through June 30, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of June 30, 2008, we had cash of $595,446, representing a net increase in cash of $522,758 since December 31, 2007. Cash generated by financing activities during the six months ended June 30, 2008 amounted to $1,025,001 resulting from the sale of stock in private placements during February and March of 2008. Cash used in operations amounted to $502,243 represented by a loss of $1,444,242 plus an increase in prepaid expenses from the previous balance sheet of $37,500 and offset by non-cash adjustments for contributed capital and common stock and warrants issued for services totaling $960,083.

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