Form 10-Q/A
period 2008-03-31
Easy Energy Inc
filed 2008-10-14
CIK 1415397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 4

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

For purposes of this Quarterly Report, references to the "Company," "we," "us," and "our" mean Easy Energy, Inc.

                                EXPLANATORY NOTE

We are filing this Form 10-Q/A (the "Amended Filing") to amend our Form 10-Q for the quarter ended March 31, 2008, originally filed with the Securities and Exchange Commission on May 15, 2008 and amended on July 7, 2008, on August 13, 2008 and on September 18, 2008 (the "Original Filings"), to (i) correct errors in the notes to our financial statements for the three month period ended March 31, 2008 included in Part I, Item 1, Financial Statements. In addition, we are filing or furnishing, as indicated in the Amended Filing, as exhibits certain currently dated certifications.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has net losses of $1,199,637 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
----------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
July 7, 2008

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
                                                                     ===========           ===========

   The accompanying notes are an integral part of these financial statements

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                        Restated Statements of Operations
                  For the three months ended March 31, 2008 and
      the period ended May 17, 2007 (Date of inception) to March 31, 2008

                                                                   May 17, 2007          May 17, 2007
                                             Three Months         (Inception) to        (Inception) to
                                               March 31,            December 31,           March 31,
                                                 2008                  2007                  2008
                                              -----------           -----------           -----------
Revenue                                       $        --           $        --           $        --

Expenses
  General and Administrative                        4,475                29,780                34,255
  Filing Fee                                           --                 1,000                 1,000
  Product Development                             200,000                    --               200,000
  Professional fees                               966,310                    --               966,310
                                              -----------           -----------           -----------

      Total Expenses                            1,170,785                30,780             1,201,565
                                              -----------           -----------           -----------
Other Income
  Interest income                                   1,260                   668                 1,928
                                              -----------           -----------           -----------

      Total Other Income                            1,260                   668                 1,928
                                              -----------           -----------           -----------

Net loss before income taxes                   (1,169,525)              (30,112)           (1,199,637)
Provision for Income Taxes                             --                    --                    --
                                              -----------           -----------           -----------

Net loss for the period                       $(1,169,525)          $   (30,112)          $(1,199,637)
                                              ===========           ===========           ===========
Basic and Diluted
  (Loss) per Share                                      a                     a                     a
                                              -----------           -----------           -----------
  Weighted Average Number of Shares            82,381,390            50,586,601            72,169,343
                                              -----------           -----------           -----------

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


   The accompanying notes are an integral part of these financial statements

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                   Restated Statements of Stockholders` Equity

                                                          Common Shares
                                                      ---------------------        Additional
                                                      Issued                        Paid In
                                                      Shares         Amount         Capital
                                                      ------         ------         -------
BALANCE, MAY 17, 2007 (date of inception)                  --       $    --        $       --
Issued to founders on May 17, 2007 @ $0.00005      40,000,000           400             1,600
Private placement May 17, 2007 @ $0.0002           10,000,000           100             1,900
Private placement August 17, 2007 @ $0.003         30,333,190           303            90,697
Contributed capital                                        --            --             7,500
Net loss                                                   --            --                --
                                                   ----------       -------        ----------
BALANCE, DECEMBER 31, 2007                         80,333,190           803           101,697

Private placement January 16, 2008 @ $0.07          4,285,714            43           299,957
Private placement February 28, 2008 @ $0.17         3,676,480            37           624,964
Private placement February 28, 2008 @ $0.24           208,333             2            49,998
Shares for services March 3, 2008 @$0.24              300,000             3            71,997
Shares for services March 10, 2008 @ $0.24            882,353             9           211,756
Private placement March 25, 2008 @ $0.30            2,000,000            20           599,980
Shares for services March 27, 2008 @ $0.30          1,500,000            15           449,985
Contributed capital                                        --            --             3,000
Fair value of warrants granted                             --            --           222,583
Subscriptions received                                     --            --                --
Net loss                                                   --            --                --
                                                   ----------       -------        ----------

BALANCE, JUNE 30, 2008                             93,186,070       $   932        $2,635,917
                                                   ==========       =======        ==========

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

NOTE 9 - RESTATED FINANCIAL STATEMENTS

The Company's financial statements were revised to 1) correct the valuation of shares and warrants issued on March 15, 2008 and March 27, 2008 at their trading prices resulting in an increase of $841,583 and $-0- in professional fees expense, an increase in prepaid expenses of $450,000 and $-0- and an increase in deferred stock offering costs of $202,941 and $-0- with an increase in additional paid in capital of $1,400,024 and $-0- and 2) record contributed office rent of $3,000 and $7,500 at fair value resulting in increased general and administrative expense and an equal increase in additional paid in capital, as of and for the periods ended March 31, 2008 and December 31, 2007, respectively. The adjustments resulted in a cumulative increase in the deficit accumulated during the development stage of $852,083 and $7,499 as of March 31, 2008 and December 31, 2007 and an increase of $0.02and $0.00 in the loss per share, respectively. A summary of the changes is presented below:

                                  BALANCE SHEET

                                                        March 31, 2008
                                              As revised               Original
                                              -----------             ----------
ASSETS

Total current assets                          $1,225,747              $  775,747
                                              ----------              ----------
Total Assets                                  $1,225,747              $  775,747
                                              ==========              ==========
LIABILITIES

Current:
  Due to director                             $      300              $      300

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                 March 31, 2008

NOTE 9 - RESTATED FINANCIAL STATEMENTS (CONTINUED)

                                                                           March 31, 2008
                                                                    As Revised           Original
                                                                    ----------           --------
STOCKHOLDERS` EQUITY
  Common stock authorized -
   1,000,000,000 shares with a par value of $0.00001
  Common stock issued and outstanding -
   93,186,070 common shares (December 31, 2007: 80,333,190)                932                 932
  Additional paid in capital                                         2,635,917           1,235,893
  Prepaid expenses - stock related                                          --            (105,000)
  Deferred offering costs - stock related                             (211,765)             (8,824)
  Deficit accumulated during the development stage                  (1,199,637)           (347,554)
                                                                   -----------         -----------
                                                                     1,225,447             775,447
                                                                   -----------         -----------

Total Liabilities and Stockholders' Equity                         $ 1,225,747         $   775,747
                                                                   ===========         ===========

                                                                          December 31, 2007
                                                                    As Revised           Original
                                                                    ----------           --------
STOCKHOLDERS` EQUITY
  Common stock authorized -
   1,000,000,000 shares with a par value of $0.00001
  Common stock issued and outstanding -
   93,186,070 common shares (December 31, 2007: 80,333,190)              803                 803
  Additional paid in capital                                         101,697              94,197
  Prepaid expenses - stock related                                        --                  --
  Deferred offering costs - stock related                                 --                  --
  Deficit accumulated during the development stage                   (30,112)            (22,613)
                                                                   ---------           ---------

Total Liabilities and Stockholders' Equity                         $  72,388           $  72,388
                                                                   =========           =========

STATEMENT OF OPERATIONS

                                                                   As Revised           Original
                                                                  May 17, 2007        May 17, 2007
                                                                 (Inception) to      (Inception) to
                                                                   December 31,        December 31,
                                                                      2007                2007
                                                                   -----------         -----------

Revenue                                                            $        --         $        --
Expenses
  General and Administrative                                            29,780              22,281
  Filing Fee                                                             1,000               1,000
                                                                   -----------         -----------
      Total Expenses                                                    30,780              23,281
                                                                   -----------         -----------
Other Income
  Interest income                                                          668                 668

Provision for Income Taxes                                                  --                  --
                                                                   -----------         -----------

Net loss for the period                                            $   (30,112)        $   (22,613)
                                                                   ===========         ===========

Basic and Diluted Loss Per Share                                   $    (0.00)         $     (0.00)
                                                                   ===========         ===========

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                 March 31, 2008

NOTE 9 - RESTATED FINANCIAL STATEMENTS (CONTINUED)

STATEMENT OF OPERATIONS

                                               As Revised            Original
                                                 For the             For the
                                              Three Months         Three Months
                                                 Ended                Ended
                                                March 31,            March 31,
                                                  2008                 2008
                                               ---------            ---------

Revenue                                       $        --          $        --
Expenses
  General and Administrative                        4,475                1,476
  Product Development                             200,000              200,000
  Professional Fees                               966,310              124,727
  Total Expenses                                1,170,785              326,203
                                              -----------          -----------
Other Income
  Interest income                                   1,260                1,260

Provision for Income Taxes                             --                   --
                                              -----------          -----------

Net loss for the period                       $(1,169,525)         $  (324,943)
                                              ===========          ===========

Basic and Diluted Loss Per Share              $     (0.02)         $     (0.00)
                                              ===========          ===========

                           PART II. OTHER INFORMATION

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

                                   Dated: October 14, 2008


                                   By: /s/ Emanuel Cohen
                                       -----------------------------------------
                                       Emanuel Cohen, Secretary, Treasurer
                                       and Director

                                   Dated: October 14, 2008