Form 10-Q/A
period 2008-06-30
Easy Energy Inc
filed 2008-10-14
CIK 1415397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 2

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

                                EXPLANATORY NOTE

We are filing this Form 10-Q/A (the "Amended Filing") to amend our Form 10-Q for the quarter ended June 30, 2008, originally filed with the Securities and Exchange Commission on August 19, 2008 and amended on September 18, 2008 (the "Original Filings") to correct errors in Part I, Item 1, Financial Statements and related notes for the three and six month periods ended June 30, 2008. In addition, we are filing or furnishing, as indicated in the Amended Filing, as exhibits certain currently dated certifications.

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

----------
(a) = Less than $0.01 per share

   The accompanying notes are an integral part of these financial statements

                                EASY ENERGY INC.
                          (A Development Stage Company)

                        RESTATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        May 17, 2007       May 17, 2007
                                                     Three Months       Six Months     (Inception) to    (Inception) to
                                                        June 30,         June 30,         June 30,           June 30,
                                                         2008              2008             2007               2008
                                                      -----------       -----------      -----------        -----------
Operating Activities
  Net loss                                            $  (276,222)      $(1,444,242)     $   (30,112)       $(1,474,354)
  Adjustments to reconcile net loss to
   cash used in operating activities:
     Contributed capital                                       --             3,000            7,500             10,500
     Common stock and warrants issued for services        112,500           957,083               --            957,083
  Changes in operating assets and liabilities:
     (Increase) Decrease in prepaid expenses               12,500           (37,500)              --            (37,500)
     Increase (Decrease) in subscriptions received         20,921            19,416               --             19,416
                                                      -----------       -----------      -----------        -----------

Net Cash (Used) by Operating Activities                  (130,301)         (502,243)         (22,612)          (524,855)
                                                      -----------       -----------      -----------        -----------
Financing Activities
  Cash from sale of stock                                      --         1,025,001           95,000          1,120,001
  Due to shareholder                                           --                --              300                300
                                                      -----------       -----------      -----------        -----------

Cash Provided by Financing Activities                          --         1,025,001           95,300          1,120,301
                                                      -----------       -----------      -----------        -----------

Net Increase in Cash                                     (130,301)          522,758           72,688            595,446
Cash, Beginning of Period                                 725,747            72,688               --                 --
                                                      -----------       -----------      -----------        -----------

Cash, End of Period                                   $   595,446       $   595,446      $    72,688        $   595,446
                                                      ===========       ===========      ===========        ===========

Non-cash activities:
  Contributed capital                                 $        --       $     3,000      $        --        $     3,000
  Stock and warrants issued for services              $   957,083       $   957,083      $        --        $   957,083

Supplemental Information:
  Interest Paid                                       $        --       $        --      $        --        $        --
  Income Taxes Paid                                   $        --       $        --      $        --        $        --


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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to June 30, 2008 of $1,474,354 and the Company has not established revenue sufficient to cover its operating expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 9 - RESTATED FINANCIAL STATEMENTS

The Company's financial statements were revised to 1) correct the valuation of shares and warrants issued on March 15, 2008 and March 27, 2008 at their trading prices resulting in an increase of $876,313 in professional fees expense, an increase in prepaid expenses of $337,500 with an increase in additional paid in capital of $1,108,813 as of and for the period ended June 30, 2008. The adjustments resulted in a cumulative increase in the deficit accumulated during the development stage of $876,313 as of June 30, 2008 and an increase of $0.02 in the loss per share. A summary of the changes is presented below:

                                  BALANCE SHEET

                                                        June 30, 2008
                                                As revised         Original
                                                ----------         --------
ASSETS

Total current assets                             $970,446               $632,946
                                                 --------               --------
Total Assets                                     $970,446               $632,946
                                                 ========               ========
LIABILITIES

Current:
  Due to director                                $    300               $    300

                                EASY ENERGY, INC.
                          (A Development Stage Company)

                     Notes to Restated Financial Statements
                       June 30, 2008 and December 31, 2007

NOTE 9 - RESTATED FINANCIAL STATEMENTS (CONTINUED)

                                                                              June 30, 2008
                                                                     As Revised             Original
                                                                     -----------           -----------
STOCKHOLDERS` EQUITY
  Common stock authorized -
   1,000,000,000 shares with a par value of $0.00001
  Common stock issued and outstanding -
   93,186,070 common shares (December 31, 2007: 80,333,190)                  932                   932
  Additional paid in capital                                           2,635,917             1,527,104
  Subscriptions received                                                  19,416                19,416
  Prepaid expenses-stock related                                              --              (105,000)
  Deferred offering costs - stock related                               (211,765)             (211,765)
  Deficit accumulated during the development stage                    (1,474,354)             (598,041)
                                                                     -----------           -----------
                                                                         970,146               632,646
                                                                     -----------           -----------

Total Liabilities and Stockholders' Equity                           $   970,446           $   632,946
                                                                     ===========           ===========

STATEMENT OF OPERATIONS

                                              As Revised             Original
                                               For the               For the
                                              Six Months            Six Months
                                                Ended                 Ended
                                               June 30,              June 30,
                                                 2008                  2008
                                              -----------           -----------

Revenue                                       $        --           $        --
Expenses
  General and Administrative                        4,475                 4,475
  Filing Fee                                        1,600                 1,600
  Product Development                             330,000               330,000
  Professional Fees                             1,113,190               236,877
                                              -----------           -----------

  Total Expenses                                1,449,265               572,952
                                              -----------           -----------
Other Income
  Interest income                                   5,023                 5,023

Provision for Income Taxes                             --                    --
                                              -----------           -----------

Net loss for the period                       $(1,444,242)          $  (567,929)
                                              ===========           ===========

Basic and Diluted Loss Per Share              $     (0.02)          $     (0.00)
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