Form 10-Q
period 2008-09-30
Easy Energy Inc
filed 2008-11-19
CIK 1415397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2008

                                       or

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

There were 93,302,777 shares of common stock, $0.00001 par value per share, outstanding on November 14, 2008.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited) ...................................  3

     Condensed Balance Sheet ...............................................  3

     Condensed Statements of Operations ....................................  4

     Condensed Statements of Cash Flows ....................................  5

     Statements of Stockholders' Equity ....................................  6

     Notes to Condensed Financial Statements ...............................  7

Item 2:  Management's Discussion and Analysis Or Plan of Operation ......... 13

Item 4T: Controls and Procedures ........................................... 16

                          PART II - OTHER INFORMATION

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds ....... 16

Item 6:  Exhibits .......................................................... 16

Signatures ................................................................. 17

References in this Form 10-Q to "we", "us", "our", the "Company" and "Easy Energy" refers to Easy Energy, Inc. unless otherwise noted.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                Easy Energy Inc.
                          (A Development Stage Company)
                            Condensed Balance Sheets
                               September 30, 2008

                                                                    September 30,          December 31,
                                                                        2008                  2007
                                                                     -----------           -----------
                                                                                           (Restated)
ASSETS

Current:
  Cash and bank accounts                                             $   413,221           $    72,688
  Prepaid expenses                                                        25,000                    --
  Prepaid expenses - stock related                                       225,000                    --
                                                                     -----------           -----------

Total current assets                                                     663,221                72,688
                                                                     -----------           -----------

Total Assets                                                         $   663,221           $    72,688
                                                                     ===========           ===========

CURRENT LIABILITIES

Current:
  Accrued liabilities                                                      2,500                    --
  Due to director                                                            300                   300
                                                                     -----------           -----------

Total Current Liabilities                                                  2,800                   300
                                                                     -----------           -----------

STOCKHOLDERS` EQUITY
  Preferred stock authorized -
   50,000,000 shares with a par value of $0.0001
   None issued or outstanding
  Common stock authorized -
   1,000,000,000 shares with a par value of $0.00001
  Common stock issued and outstanding -
   93,302,777 common shares (December 31, 2007: 80,333,190)                  933                   803
  Additional paid in capital                                           2,653,404               101,697
  Deferred offering costs - stock related                               (211,765)                   --
  Deficit accumulated during the development stage                    (1,782,151)              (30,112)
                                                                     -----------           -----------

Total Stockholders' Equity                                               660,421                72,388
                                                                     -----------           -----------

Total Liabilities and Stockholders' Equity                           $   663,221           $    72,688
                                                                     ===========           ===========


    The accompanying notes are an integral part of these financial statements

                                Easy Energy Inc.
                          (A Development Stage Company)
                       Condensed Statements of Operations
           For the three and nine months ended September 30, 2008 and the period ended May 17, 2007 (Date of inception) to September 30, 2008
                                   (unaudited)

                                       Three Months      Three Months      Nine Months       May 17, 2007      May 17, 2007
                                          Ended             Ended             Ended         (Inception) to    (Inception) to
                                       September 30,     September 30,     September 30,     September 30,     September 30,
                                           2008              2007              2008              2007              2008
                                        -----------       -----------       -----------       -----------       -----------
Revenue                                 $        --       $        --       $        --       $        --       $        --

Expenses
  General and Administrative                  1,026            21,500             5,501            21,500            35,281
  Filing Fees                                   985                --             2,585                --             3,585
  Product Development                       134,000                --           464,000                --           464,000
  Professional fees                         174,219                --         1,287,409                --         1,287,409
                                        -----------       -----------       -----------       -----------       -----------

      Total Expenses                        310,230            21,500         1,759,495            21,500         1,790,275
                                        -----------       -----------       -----------       -----------       -----------
Other Income
  Interest income                             2,433               323             7,456               323             8,124
                                        -----------       -----------       -----------       -----------       -----------

      Total Other Income                      2,433               323             7,456               323             8,124
                                        -----------       -----------       -----------       -----------       -----------

Net loss before income taxes               (307,797)          (21,177)       (1,752,039)          (21,177)       (1,782,151)

Provision for Income Taxes                       --                --                --                --                --
                                        -----------       -----------       -----------       -----------       -----------

Net loss for the period                 $  (307,797)      $   (21,177)      $(1,752,039)      $   (21,177)      $(1,782,151)
                                        ===========       ===========       ===========       ===========       ===========
Basic and Diluted
  (Loss) per Share                                a                 a       $     (0.02)                a
                                        -----------       -----------       -----------       -----------

  Weighted Average Number of Shares      93,186,066        61,210,092        90,722,674        57,583,298
                                        -----------       -----------       -----------       -----------

----------
(a) = Less than $0.01 per share


    The accompanying notes are an integral part of these financial statements

                                Easy Energy Inc.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
           For the three and nine months ended September 30, 2008 and the period ended May 17, 2007 (Date of inception) to September 30, 2008
                                   (unaudited)

                                                            Nine Months            May 17, 2007           May 17, 2007
                                                               Ended              (Inception) to         (Inception) to
                                                            September 30,          September 30,          September 30,
                                                                2008                   2007                   2008
                                                            ------------           ------------           ------------
Operating Activities
  Net loss                                                  $ (1,752,039)          $    (21,177)          $ (1,782,151)
  Adjustments to reconcile net loss to
   cash used in operating activities:
     Contributed capital                                           3,000                     --                 10,500
     Common stock and warrants issued for services             1,069,683                     --              1,069,683
  Changes in operating assets and liabilities:
     (Increase) in prepaid expenses                              (25,000)                    --                (25,000)
     Increase in accrued liabilities                               2,500                     --                  2,500
                                                            ------------           ------------           ------------
Net Cash (Used) by Operating Activities                         (701,856)               (21,177)              (724,468)
                                                            ------------           ------------           ------------
Financing Activities
  Cash from sale of stock                                      1,042,389                 95,000              1,137,389
  Due to shareholder                                                  --                    300                    300
                                                            ------------           ------------           ------------
Cash Provided by Financing Activities                          1,042,389                 95,300              1,137,689
                                                            ------------           ------------           ------------

Net Increase in Cash                                             340,533                 74,123                413,221

Cash, Beginning of Period                                         72,688                     --                     --
                                                            ------------           ------------           ------------

Cash, End of Period                                         $    413,221           $     74,123           $    413,221
                                                            ============           ============           ============
Non-cash activities:
  Stock issued for services                                 $      3,000           $         --           $      3,000

Supplemental Information:
  Interest Paid                                             $         --           $         --           $         --
  Income Taxes Paid                                         $         --           $         --           $         --


    The accompanying notes are an integral part of these financial statements

                                Easy Energy Inc.
                          (A Development Stage Company)
                  Condensed Statements of Stockholders' Equity

                                                          Common Shares
                                                    --------------------------         Additional
                                                    Issued                              Paid In
                                                    Shares             Amount           Capital
                                                    ------             ------           -------
Balance, May 17, 2007 (date of inception)                 --        $       --        $       --
Issued to founders on May 17, 2007 @ $0.0005      40,000,000               400             1,600
Private placement May 17, 2007 @ $0.0002          10,000,000               100             1,900
Private placement August 17, 2007 @ $0.003        30,333,190               303            90,697
Contributed capital                                       --                --             7,500
Net loss                                                  --                --                --
                                                  ----------        ----------        ----------
Balance, December 31, 2007                        80,333,190               803           101,697

Private placement January 16, 2008 @ $0.07         4,285,714                43           299,957
Private placement February 28, 2008 @ $0.17        3,676,480                37           624,964
Private placement February 28, 2008 @ $0.24          208,333                 2            49,998
Shares for services March 3, 2008 @$0.24             300,000                 3            71,997
Shares for services March 10, 2008 @ $0.24           882,353                 9           211,756
Private placement March 25, 2008 @ $0.02           2,000,000                20           599,980
Shares for services March 27, 2008 @ $0.07         1,500,000                15           449,985
Private placement September 15, 2008 @ $0.15         116,707                 1            17,487
Contributed capital                                       --                --             3,000
Fair value of warrants granted                            --                --           222,583
Net loss                                                  --                --                --
                                                  ----------        ----------        ----------
BALANCE, SEPTEMBER 30, 2008 (Unaudited)           93,302,777        $      933        $2,653,404
                                                  ==========        ==========        ==========

                                                                      Deficit
                                                                    Accumulated
                                                   Deferred            During
                                                   Offering         Development
                                                     Costs             Stage             Total
                                                     -----             -----             -----
Balance, May 17, 2007 (date of inception)         $       --        $       --        $       --
Issued to founders on May 17, 2007 @ $0.0005              --                --             2,000
Private placement May 17, 2007 @ $0.0002                  --                --             2,000
Private placement August 17, 2007 @ $0.003                --                --            91,000
Contributed capital                                       --                --             7,500
Net loss                                                  --           (30,112)          (30,112)
                                                  ----------        ----------        ----------
Balance, December 31, 2007                                --           (30,112)           72,388

Private placement January 16, 2008 @ $0.07                --                --           300,000
Private placement February 28, 2008 @ $0.17               --                --           625,001
Private placement February 28, 2008 @ $0.24               --                --            50,000
Shares for services March 3, 2008 @$0.24                  --                --            72,000
Shares for services March 10, 2008 @ $0.24          (211,765)               --                --
Private placement March 25, 2008 @ $0.02                  --                --           600,000
Shares for services March 27, 2008 @ $0.07                --                --           450,000
Private placement September 15, 2008 @ $0.15              --                --            17,488
Contributed capital                                       --                --             3,000
Fair value of warrants granted                            --                --           222,583
Net loss (Unaudited)                                      --        (1,752,039)       (1,752,039)
                                                  ----------        ----------        ----------
BALANCE, SEPTEMBER 30, 2008 (Unaudited)           $ (211,765)      $(1,782,151)       $  660,421
                                                  ==========        ==========        ==========


    The accompanying notes are an integral part of these financial statements

                                Easy Energy Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008

NOTE 1 - NATURE OF OPERATIONS

The Company was originally incorporated under the laws of the state of Nevada on May 17, 2007. The Company has limited operations and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, is considered a development stage company, and has had no revenues from operations to date.

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective with its inception.

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

INCOME TAXES

The Company provides for income taxes under SFAS No. 109, "Accounting for Income Taxes" and FIN 48. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in these financial statements due to its immaterial amount, net of the allowance account, based on the likelihood of the Company's ability to utilize the loss carry-forward.

                                Easy Energy Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to September 30, 2008 of $1,782,151 and the Company has not established revenue sufficient to cover its operating expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Managements' plan is to complete the design of the Company's product, to engage third party firms to manufacture the components of the product, develop and manufacture a first product suited to cellular phone use and explore potential distributors for our product. The Company had approximately $413,000 on hand as of September 30, 2008 but, management anticipates that such funds will not be sufficient to pay our estimated expenses for the next twelve month period. Management expects to start generating revenue within 6-8 months but has no assurance that such revenues shall be generated and in what amounts. Management intends to fulfill any additional cash requirement through the sale of either equity or debt. However, the Company has not identified the source of additional cash and there is no guarantee that such funds will be available or if available that the terms will be acceptable to the Company.

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

The shares issued to date as part of this agreement have been charged to deferred financing cost until such time as the Company exercises its option to demand an additional $1,000,000 of financing from the financer. At such time, the deferred financing charges will be offset against the financing.

NOTE 5 - CAPITAL STOCK

Common Shares - Authorized

The Company has 1,000,000,000 common shares authorized at a par value of $0.00001 per share and 50,000,000 shares of preferred stock at a par value of $0.0001 per shares. All common stock has equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the stock could, if they choose to do so, elect all the directors of the company.

                                Easy Energy Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008

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

On February 8, 2008, the Company changed it number of authorized shares of Common Stock from 100,000,000 to 1,000,000,000 and provided for a ten for one forward split of the its shares of common stock outstanding.

On February 28, 2008, the Company commenced a private placement offering of 367,647.6 units, each unit being offered for $1.70, for aggregate gross proceeds of $625,001. Each unit consists of (i) ten common stock shares, (ii) thirty Class A Warrants. Each Class A Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.27 per share, expiring five years from the date of purchase. This offering was made to non-U.S. persons in offshore transactions pursuant to the exemption from registration provided by Regulation S of the Securities Act of 1933, as amended (the "Act").

On February 28, 2008, the Company completed a subscription agreement pursuant to which it sold and issued 208,333 common stock shares under Rule 903 of Regulation S of the Act to an "accredited investor" as defined in Rule 501 of Regulation D under the Act ("Accredited Investor") for the aggregate purchase price of US $50,000, purchase price of $0.24 per share.

On March 3, 2008, the Company signed a subscription agreement in which it undertook to issue to its then legal counsel 300,000 shares of restricted common stock valued at $0.24 per share based upon the Regulation S offering completed at approximately the same date for an aggregate price of $72,000 for legal services provided and warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.15 for a period of five years. The warrants were valued in accordance with SFAS 123R using the assumptions described below and resulted in an expense of $1,031.

On March 10, 2008, the Company entered into a Securities Purchase Agreement and a Registration Rights Agreement with Tailor Made Capital, Ltd. ("TMC") relating to the issuance to TMC of 882,353 shares of the Company's common stock and a warrant to purchase up to 3,000,000 shares of the Company's common stock at a price of $0.27 per share. The shares were issued for deferred stock offering costs and valued at $0.24 per share based upon the Regulation S offering completed at approximately the same date for an aggregate price of $211,765. The warrant shall be in effect for five years from the date that the Company's common stock is initially listed or quoted for trading on a trading market. The warrants were valued in accordance with SFAS 123R using the assumptions described below and resulted in an expense of $8,770.On March 25, 2008, we entered into a subscription agreement under which we undertook to issue 2,000,000 shares for cash payment of $50,000 by an Accredited Investor, and, in consideration for services provided, warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.10 for a period of three years.

On March 27, 2008(pursuant to an agreement dated January 16, 2008), we issued 4,285,714 common stock shares to an Accredited Investor for the aggregate purchase price of US $300,000, purchase price of $0.07 per share.

                                Easy Energy Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008

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

On September 15, 2008, the Company closed a private placement for 116,707 common shares at a price of $0.15 per share for an aggregate of $17,488. The Company accepted subscription from forty offshore non-affiliated investors.

Warrants Outstanding  -

Date Issued          Number of Warrants      Exercise Price      Expiry Date
-----------          ------------------      --------------      -----------
February 28, 2008        11,029,428             $ 0.27         February 28, 2013
March 3, 2008             1,000,000             $ 0.15         March 3, 2013
March 10, 2008            3,000,000             $ 0.27         March 10, 2013
March 25, 2008            1,000,000             $ 0.10         March 25, 2013

The value allocated to the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 3.94% and expected lives of 3 years to 5 years.

NOTE 6 - RELATED PERSON TRANSACTIONS

The Company's neither owns nor leases any real or personal property. The Company's Directors provide office space free of charge. The Company has recorded the estimated value of the office space of $1,000 per month as a contribution to capital. The officers and directors of the Company are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On May 17, 2007 (inception), the Company issued 40,000,000 shares of its common stock to its Directors for cash of $2,000.

NOTE 7 - INCOME TAXES

The Company provides for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether it will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $392,073, which is calculated by multiplying a 22% estimated tax rate by the cumulative net operating loss of $1,782,151.

                                Easy Energy Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards SFAS 154-162 and their effect on the Company.

STATEMENT NO. 154 - ACCOUNTING CHANGES AND ERROR CORRECTIONS (A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3)

This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company has applied SFAS No. 154 to the changes made in the financial statements as of September 30, 2008 and December 31, 2007.

SFAS NO. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS-AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140"

This statement amends SAFS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets". This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The application of SFAS No. 155 did not have any effect on the Company's financial statements.

SFAS NO. 156, "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS-AN AMENDMENT OF FASB STATEMENT NO. 140"

This statement amends SFAS No. 140 with respect to the accounting for separately recognized servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. The application of SFAS No. 156 did not have any effect on the Company's financial statements.

SFAS NO. 157, "FAIR VALUE MEASUREMENTS"

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning May 1, 2008. The application of SFAS No. 157 did not have any effect on the Company's financial statements.

SFAS NO. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS-AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R))"

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

SFAS NO. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115"

                                Easy Energy Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENT (CONTINUED)

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

SFAS NO. 160, "NON-CONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS- AN AMENDMENT OF ARB NO. 51"

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. Such forward-looking statements appear in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding our expectations regarding our short - and long-term capital requirements and our business plan and estimated expenses for the coming 12 months. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Easy Energy, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risks Related to Our Business" in
Part I, Item 1, "Description of Business" of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and in our registration statement on Form S-1 no 333-150468, which was declared effective on October 31, 2008. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

Easy Energy, Inc. (referred to in this Quarterly Report as "Easy Energy", "us", "we" and "our") was incorporated under the laws of the State of Nevada on May 17, 2007. We have not generated any revenue to date and are a development stage company. We currently have no employees other than our President and Treasurer who are also our only board members. We plan to develop a novel, man-powered charger solution for the problems related to the ongoing power requirements of small hand-carried battery-powered personal electronic devices. Our principal executive office is located at Suite 105 - 5348 Vegas Dr., Las Vegas, NV 89108. Our telephone number is +1 (702) 442-1166. We also have an office in Israel at 26 Ga'aton Blvd., Nahariya 22401 Israel, Tel. No. +972-4-988 8314. We do not have any subsidiaries. We do not have any subsidiaries. The address of our resident agent is Eastbiz.com Inc, 5348 Vegas Dr, Las Vegas, Nevada, U.S.A., 89108.

Our principal business plan is to manufacture and market the product and / or seek third party entities interested in licensing the rights to manufacture and market the man-powered charger. Our target market will be consumers of disposable and rechargeable batteries, those who heavily depend on their portable devices, especially cell phone users, and those who are looking for "green" energy sources.

We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have completed the development and manufacturing of our product.
In November 2008, we completed the final version of our Yogen product and the product is now ready for mass production.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPETEMBER 30, 2007 AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO INCEPTION THROUGH SEPTEMBER 30, 2007.

During the three months ended September 30, 2008 and 2007 we incurred operating expenses of $310,230 and $21,500 respectively which include $134,000 and $0 of product development costs, $174,219 and $0 in professional fees related to accounting, consulting and legal, $985 and $0 related to filing fees and $1,026 and $21,500 of general and administrative expenses. Expenses increased from the comparative period due to a an overall increase in our activity and increased expenses as a result of being a reporting company.

During the nine months ended September 30, 2008 and the period of inception to September 30, 2007, we incurred operating expenses of $1,759,495 and $21,500 respectively which include $464,000 and $0 of product development costs, $1,287,409 and $0 in professional fees related to accounting, consulting and legal, $2,585 and $0 related to filing fees and $5,501 and $21,500 of general and administrative expenses. Expenses increased from the comparative period due to an overall increase in activity by the company and increased expenses as a result of being a reporting company.

NET LOSS

We incurred a loss of $307,797 and $1,752,039 for the three and nine months ended September 30, 2008, respectively, compared to $21,177 for the three months ended September 30, 2007 and for the period from May 17, 2007 to September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of September 30, 2008, we had cash of $413,221, representing a net increase in cash of $340,533 since December 31, 2007.

Cash generated by financing activities during the nine months ended September 30, 2008 amounted to $1,042,389 resulting from the sale of stock in private placements during February, March and September of 2008. Cash used in operating activities amounted to $701,856 represented by a loss of $1,752,039 plus an increase in prepaid expenses from the previous balance sheet of $25,000 and offset by non-cash adjustments for contributed capital and common stock and warrants issued for services totaling $1,072,683.

On April 20, 2008, we entered into an exclusive purchasing and marketing agreement ("Agreement") with Al-Sadeef Trading Company (headquartered in Jordan) and its shareholders Mr. Tahseen Jasim Hamadi and Mr. Ali Jasim Hamadi (collectively: the "Buyer") for the purchase, sale and marketing of our Yogen product in the Middle East. Pursuant to the terms of the agreement, the Buyer agreed to purchase a minimum of 300,000 units of the Yogen product per year for a price per unit equal to the manufacturing price plus 30%, including all shipment expenses incurred by us. The Agreement is filed as exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. We expect to receive the first order in the coming days and under the Agreement we will be obligated to use reasonable efforts to manufacture and ship the products within 90 days from acceptance of such order.

As indicated in greater detail further below, our estimated working capital requirements and projected operating expenses for the next twelve month period total $572,500. Given our current cash position of $413,221 this leaves us with a shortfall of $159,279. We anticipate that such funds may not be sufficient to pay our estimated expenses for the next twelve month period. We intend to fulfill any additional cash requirement through the sale of either equity or debt. Historically we have financed our operation through the sale of equity. On August 27, 2007, we closed a private placement for 30,333,190 common shares at a price of $0.003 per share, or an aggregate of $91,000. On February 28, 2008, we commenced a private placement offering of 367,647.6 units, each unit being offered for $1.70, for aggregate gross proceeds of $625,001. Each unit consisted of (i) ten common stock shares, (ii) thirty Class A Warrants. Each Class A Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.27 per share, expiring five years from the date of purchase. This offering was made to non-U.S. persons in offshore transactions pursuant to the exemption from registration provided by Regulation S of the Securities Act. We agreed to register the shares and warrants issued in this transaction on a registration statement. The registration statement was declared effective on October 31, 2008.

On February 28, 2008, we also sold and issued 208,333 common stock shares under Rule 903 of Regulation S of the Act to an "accredited investor" as defined in Rule 501 of Regulation D under the Securities Act of 1933 ("Accredited Investor") for the aggregate purchase price of US $50,000, or a purchase price of $0.24 per share.

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

On March 25, 2008, we entered into a subscription agreement under which we undertook to issue 2,000,000 shares for a cash payment of $50,000 by an Accredited Investor, and, in consideration for services provided, warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.10 for a period of three years.

On March 27, 2008, (pursuant to an agreement dated January 16, 2008) we issued 4,285,714 common stock shares to an Accredited Investor" for the aggregate purchase price of US $300,000, purchase price of $0.07 per share.

On September 15, 2008, we issued 116,707 shares of our common stock to 9 subscribers at an offering price of $0.15 per share for gross offering proceeds of $17,506.05.

OUTLOOK

In November 2008, we completed the final version of our Yogen product and the product is now ready for mass production. Our principal business plan includes the following:

     A. Start mass production of our Yogen product for sale and distribution and seek third party entities interested in licensing the rights to manufacture and market our product. We estimate the costs to be incurred in connection with this process to be approximately $250,000.
     B. Complete the prototype of the laptop charger (the foldable charger with two axial flux alternators). We estimate the costs to be incurred by the time we will completed the prototype at approximately $200,000.

Our estimated Expenses for the next nine month period are as follows:

                                                                    Anticipated        Target Date
                                                                       Costs          For Completion
                                                                       -----          --------------
PHASE I - MARKETING PLAN & START MASSIVE PRODUCTION                  $250,000       November, 2008 -
 >> Full product release                                                            February, 2009
 >> Development of marketing plan.
 >> Start massive production.
 >> Continuing the development of the laptop charger prototype

PHASE II - MANUFACTURE A LAPTOP CHARGER PROTOTYPE                    $200,000          March, 2009 -
 >> Completion of a fully working prototype.                                            July, 2009
 >> Quality testing for the prototype.
 >> Completion of the laptop charger design

TOTAL                                                                $450,000            9 MONTHS

* We did not take into account the cost of the massive production. At the moment, we do not know to estimate the cost of the massive production. (It depends on the quantities)

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:

                                                       Planned Expenditures Over
     Category                                            the Next Twelve Months
     --------                                            ----------------------
     Consultant Compensation                                    $ 40,000
     Legal Fees                                                 $ 40,000
     Accounting Fees                                            $ 10,000
     Auditor's Fees                                             $ 12,500
      General and administrative expenses                       $ 20,000
     TOTAL                                                      $122,500

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

GOING CONCERN

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

Due to the uncertainty of our ability to meet current operating and capital expenses, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their audit report for the period ended September 30, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

Our company does not have any off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "1934 Act") as of the end of the period covered by this quarterly report, being the fiscal quarter ended September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were ineffective, as they did not provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

The small size of our company makes the proper identification and authorization of transactions difficult, as the company has essentially only two individuals overseeing this process. Given our company's small size,we also have difficulties with separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. Additionally, the Company's officers are also its sole board members. This does not provide an adequate level of layers of internal controls, which in turn make it difficult to accumulate information required to be disclosed by our company in the reports that it files or submits under the 1934 Act. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2008.

There was no change to our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 15, 2008, we issued 116,707 shares of our common stock to 9 subscribers at an offering price of $0.15 per share for gross offering proceeds of $17,506.05 in an offshore transaction pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

Exhibit Number                       Exhibit Description

    10.1 Exclusive Purchasing and Marketing Agreement between Easy Energy, Inc, and Al-Sadeef Trading Company dated April 20, 2008*
    31.1         Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
                 Officer*
    31.2         Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
                 Officer*
    32.1         Section 1350 Certification of Principal Executive Officer**
                 32.2 - Section 1350 Certification of Principal Financial Officer**

----------
*  Filed herewith.
** Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EASY ENERGY, INC.


                                   By: /s/ Guy Ofir
                                       -----------------------------------------
                                       Guy Ofir, President
                                       (Principal Executive Officer)

                                   Dated: November 18, 2008


                                   By: /s/ Emanuel Cohen
                                       -----------------------------------------
                                       Emanuel Cohen, Secretary, Treasurer
                                       (Principal Financial Officer)

                                   Dated: November 18, 2008