Form 10-K
period 2008-12-31
Easy Energy Inc
filed 2009-03-27
CIK 1415397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to ____________

                        Commission file number 000-53002

                                EASY ENERGY, INC.
                (Name of registrant as specified in its charter)

           Nevada                                       26-0204284
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 Suite 105 - 5348 Vegas Dr., Las Vegas                    89108
(Address of principal executive offices)               (Zip Code)

                Registrant's telephone number +1 (702) 442-1166

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $0.00001
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2008, approximately 93,186,070 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2008, the last business day of the 2nd fiscal quarter, was approximately $15,955,821 based on the closing price of $0.30 for the registrant's common stock as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

93,552,778 shares of common stock as of March 27, 2009.

                                EASY ENERGY, INC.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements." Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plan" "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - "Business" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual Report and include statements regarding the following: the efficiency of our products, the expected development and potential benefits from our products to consumers, our marketing strategy, progress in our efforts to develop our facilities and our products and to achieve and maintain regulatory approvals, the potential market demand for our products, our expectations regarding our short- and long-term capital requirements, our outlook for the coming months and information with respect to any other plans and strategies for our business.

The factors discussed herein, including those risks described in Item 1A - "Risk Factors", and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and except as required by law, we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                                  INTRODUCTION

Unless otherwise specified or required by context, as used in this annual report, the terms "we," "our," "us" and the "Company", each refer to Easy Energy, Inc.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP).

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

On February 8, 2008, the Company affected a ten for one stock split of our common stock outstanding. The numbers and share prices of our outstanding stock referred to in this annual report reflect such stock split.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1     Business                                                            3
Item 1A    Risk Factors                                                        7
Item 1B    Unresolved Staff Comments                                          13
Item 2     Properties                                                         13
Item 3     Legal Proceedings                                                  13
Item 4     Submission of Matters to a Vote of Security Holders                13

PART II

Item 5     Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                  14
Item 6     Selected Financial Data                                            14
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                           14
Item 7A    Quantitative and Qualitative Disclosures About Market Risk         18
Item 8     Financial Statements and Supplementary Data                        18
Item 9     Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                           18
Item 9A(T) Controls and Procedures                                            18
Item 9B    Other Information                                                  19

PART III

Item 10    Directors, Executive Officers and Corporate Governance             19
Item 11    Executive Compensation                                             20
Item 12    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    21
Item 13    Certain Relationships and Related Transactions, and Director
           Independence                                                       22
Item 14    Principal Accountant Fees and Services                             22

PART IV

Item 15    Exhibits, Financial Statement Schedules                            24

SIGNATURES                                                                    38

                                     PART I

ITEM 1. BUSINESS

OVERVIEW OF THE COMPANY

We are a development stage company in the business of developing battery charging solutions for small hand-carried devices. We were incorporated on May 17, 2007 in the State of Nevada.

CORPORATE BACKGROUND

Easy Energy, Inc. was incorporated under the laws of the State of Nevada on May 17, 2007. We have not generated any revenue to date and are a development stage company. We currently have no employees other than our two board members who act as our officers. We are developing a novel, man-powered charger solution for the problems related to the ongoing power requirements of small hand-carried battery-powered personal electronic devices. The development of our products is not done by us, but through Pipera Technologies Ltd., or "Pipera" a company wholly owned and fully funded by our president, chief executive officer and director, Mr. Ofir.

Our principal executive office is located at Suite 105 - 5348 Vegas Dr., Las Vegas, Nevada 89108. Our telephone number is (702) 442-1166. We also have offices in Israel at 26 Haga'aton Blvd., Nahariya 22401 Israel, Tel. No. +972-4-988 8314. We do not have any subsidiaries.

Our principal business plan is to manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market a man-powered charger. Our target market will be consumers of disposable and rechargeable batteries, those who heavily depend on their portable devices, especially cell phone users, and those who are looking for "green" energy sources.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

OUR PRODUCTS

We are the sole owner of the YoGen(R) product suite of compact man-powered generators, which are designed to provide an innovative and effective solution to the currently underserved need of the almost limitless users of portable electronics devices for a power source that will ensure those devices' ability to operate in circumstances in which conventional recharging sources are unavailable. Included in the product line are the basic YoGen(R), a slim, pocket-sized charger for small devices such as cell phones, GPS, iPods, etc., which is operated by a convenient pull-cord; the YoGen Max(TM), a compact, fold-up foot-driven charger for laptop computer sized devices which also includes its own battery pack; and the most recently prototyped YoGen Max(TM), which is intended to replace a conventional cell phone battery and provide pull-cord charging capability without the need for a stand-alone charger. All of our products have been developed and created by Pipera.

YOGEN(R)

A slim pocket-sized, durable, hand powered electric charger that produces a previously unmatched level of charging power when driven by the repeated pulling of a cord, in a way which somewhat resembles the action of a Yo-Yo. When the convenient T-handle on the self-returning cord is repeatedly pulled by the user, an internal alternator spins continuously, generating power for recharging the batteries of your cell phone or any other like-sized portable electronic device.

The YoGen(R) is offered in two versions, one as a pure generator and one as a generator with a 650 mAh 3.7V back-up battery which will provide charging power either when mechanically activated or via the battery when it is carrying a charge. The version with the battery also includes a convenient state of charge indicator, which monitors the state of the battery's charge.

We have completed finalization of the design of the smaller of two models of YoGen(R) chargers and finalized and executed an agreement with a Chinese manufacturing firm to begin mass production of the two YoGen(R) products. We anticipate the first assembly pilot run of 500 units to begin on April 15, 2009, followed by an assembly pilot run of 5,000 units beginning on May 15, 2009. We also completed the development of a prototype of our YoGen Max(TM).

DESCRIPTION OF YOGEN(R)`S CELLULAR CHARGING CAPACITY

Cellular phones consume electric power at a rate which fits to cell antennas, and the like. For example, cell phone power consumption for conversation mode (50% talking / 50% listening) near to a cellular antenna is approximately 0.5 watts. Since the nominal power of the YoGen(R) output is 5 watts (ten times higher), for every five minutes of cell phone usage under these conditions, we believe that our device can replace the energy consumed in 30 seconds. This data only applies to short conversations (typically up to 5 minutes) because during short conversations, a cell phone battery's state-of-charge does not change significantly. For example, a half hour conversation under these conditions would require about 3 minutes to be brought to its pre-conversation charge state. In all cases, the charge is proportional to incremental levels of effort.

The efficiency with which our YoGen(R) device recharges cell phone is significantly dependent on the phone's dedicated built-in charging controller which regulates maximum charging current. For a majority of up-to-date cellular phone models, these controllers permit a charging current supplying about 5 watts, which is the output of our device. A few older cellular phone models permit less of a charge. For those phones, YoGen(R) is equipped with a switch for a "lower power" mode.

We believe that our YoGen(R) device will generate 20 watts of peak power for each cord pull. 20 watts is a peak instant power which an internal alternator can generate when the cord is pulled very quickly. It is a pure technical characteristic which was possible to measure only in a laboratory by accessing YoGen(R)'s internal points. We have not used any external third party testing in connection with this process. YoGen(R) is based on a novel axial-field synchronous generator (alternator) producing an alternating voltage of frequency and amplitude which are proportional to its rotation speed. Since it is driven by reciprocating pull-release hand movement and is outputting energy during rotation, its voltage and frequency vary considerably through the period.

Cellular phone battery controllers require a definite voltage and internal impedance of chargers to allow them to charge the batteries. YoGen(R) includes an electronic converter outputting a stabilized direct current voltage. YoGen(R) has 2 modes: "nominal power" (with nominal impedance) and "lower power" (with higher impedance).

One version of our YoGen(R) includes an internal 400/800 mAh Li-ion buffer (back-up) battery considerably widening the stabilized power output from zero pulling speed (the battery gives power) up to pulling high speed (the battery receives power).

The foregoing statistics are based solely on our own limited internal testing and have not been verified by an outside testing agency. We are now working to validate these results in external laboratories. To date, we have produced three prototypes of our device, each with an internal battery but without a "lower power" option. These prototypes have been tested in our laboratory with approximately 15 cellular phone models. Our results confirm the statistics contained above, provided that the pulling process is done correctly.

YOGEN MAX(TM)

The YoGen Max(TM) is designed to be conveniently foot operated. A user would be able to produce sufficient power to operate his or her laptop or similar device (currently capable of handling portable electronic devices of 50-60 watts) and charge its internal battery, in a fashion that will not distract from their primary task, by pressing down on a springy, suspended, self-returning pedal. Additionally, this design would allow for extended operation at the required wattage without significant user fatigue.

When not in use, the YoGen Max(TM) folds up into a compact book sized package comprised of 3 swing-jointed components: two identical thin folder covers and a narrow base which contains the pedal mechanism. This "book" is easily transformed between its two configurations: one for traveling, which is quite compact and easily carried in a computer bag; and the other, unfolded for operation, which is configured to accommodate any shoe size. The two folder covers contain the operating "hearts" of the YoGen Max(TM), each of which is an independent charger based on a unique, proprietary, extremely slim alternator connected to a high ratio micro-transmission.

We have just finalized the design of YoGen Max(TM).

YOGEN-BAT(TM)

YoGen Bat(TM) is a compact hand-powered electromechanical generator that is integrated inside of a cell phone battery. YoGen Bat(TM) employs a pull cord with handle hand charging mechanism, similar to but smaller than that of the original YoGen(R) charger. We are in the development stage of our first prototype.

MARKETING STRATEGY

We plan to market our product in the United States by establishing a network of wholesalers who can promote our product to the retail market such as CVS chain stores, 7-Eleven, Target, AT&T, Sprint, T-Mobile and other high-traffic locations and points-of-sale which cater to electronic accessories such as Office Depot and Radio Shack.

We are also planning to launch and operate our own retail online store where we will sell our products directly to consumers.

We plan to market our product in the Middle East countries through our distributor Al-Sadeef Trading Company, with whom we signed a distribution agreement on April 20, 2008.

We also plan to sign distribution and marketing agreements with potential distributors in Europe, Turkey, India and other countries in which we are currently in negotiations.

We plan to offer our product at a comparable price to other re-charging systems. We will stress advantages such as clean energy source, use with a wide array of products and dependability. We expect that the end-user should be able to purchase a unit for $30 to $50 depending on packaging and features.

Our President and Director, Mr. Guy Ofir, is in charge of executing our marketing plan.

THE MARKET OPPORTUNITY

Our target market consists of the following market segments: cellular phones, which are our main initial market, laptops and notebooks, mobile hand held computers: PDAs, GPS devices and smart phones, and digital still cameras and camcorders, all of which are markets with tremendous growth opportunities.

COMPETITION

Competition within the re-charger systems industry is intense. Many of our competitors have longer operating histories, greater financial, sales, marketing and technological resources and longer established client relationships than we do. Solutions currently marketed for the problem we address include several different groups of products, each with its own advantages and disadvantages. Although there are several other ways of recharging batteries for a cell phone, the only ones we consider to be in direct competition are the hand-held human powered chargers. Such competitors include:

* IST Design Inc., who owns the Sidewinder hand charger that has a crank-operated mechanism. Sidewinder is designed and produced by ElectroHiFi, LLC as the SOS Charger. Sidewinder is claimed to generate 6 minutes of talk time for every 2 minutes of turning at 2 revolutions per second. The unit currently sells for $19.95 to $24.95.

* Aladdinpower Inc., who developed a hand-squeeze generator, meant primarily for cell phones, which has been on the market since 2002. Although it claims to be useable with any rechargeable battery, it produces only 1.6 watts, which may not be effective in recharging a cell phone. It is currently priced at around $60.

* Freeplay Energy plc, who developed Freeplay Freecharge. A Freecharge mobile phone charger has been available in the market since 2002. This product has ergonomic features, including reverse winding. It claims that talk time of 2-3 minutes (depending on the mobile phone used), or several hours of standby time, can be achieved with 45 seconds of winding. Its internal battery is a rechargeable NiMH battery pack, 3.6 Volts, 1300 mAh. It is currently priced at $59.95 per unit.

There are other products in the market, but normally, such products are unbranded copies of the above mentioned designs.

We seek to differentiate ourselves by providing a slimmer and lighter generator at a competitive price.

INTELLECTUAL PROPERTY

The technologies of both the YoGen(R) and the Yogen Max(TM) and YoGen Bat(TM) have been invented by Alexander Sromin and Michael Fridhendler. Mr. Sromin is an alumnus of the Academy for Aviation & Space Instruments in St. Petersburg, Russia with 22 years of research and development experience related to a wide range of electric machines and electromechanical systems. His professional scope covers compact permanent magnet motors, actuators (including linear, rotating, reciprocating, multi-axis, etc.) and generators in the range from MEMS up to 100 KW. He is an author of more than 30 articles and inventor of 10 inventions. Mr. Friedhendler graduated from The Technion University in Haifa, Israel. He has 25 years of experience in multi-disciplinary hi-tech ventures promotion and technological support. He succeeded in numerous application projects in the field of mobile and internet GPS and J2ME software projects among others. His expertise relates to electronics, communications, cellular technology, internet and video data transfer.

Both Mr. Sromin and Mr. Fridhendler worked for Pipera and during the course of their work, developed these technologies. Mr. Sromin and Mr. Fridhendler have been assisted by Mr. Roman Lanzet that serves as production manager at Pipera. Mr. Sromin, Mr. Fridhendler, Mr. Lanzet and Pipera assigned their rights in the technologies of these products to us.

PATENTS

                       YoGen(R) - Man-Powered Slim Charger

    #       Country      Filing Date           App. No.                       Pub. No.                  Status
  ----      -------      -----------           --------                       --------                  ------

    1         U.S.       August 20, 2007      11/841,046              US 2009-0051317 Publication       Pending
                                                                      Date: February 26, 2009;         examination
              PCT
    2    (International  July 2, 2008        PCT/IL2008/000908        WO/2009/024960  Publication
          Application)                                                Date: February 26, 2009

        YoGen Max(TM) - Foldable Charger with Two Axial Flux Alternators

    #       Country      Filing Date           App. No.                       Status
  ----      -------      -----------           --------                       ------

    1         PCT
         (International  June 29, 2008       PCT/IL2008/000882          Awaits publication
          Application)

    2        Canada      September 8, 2008     2,638,242                Pending examination

                        YoGen BatTM - Ultra Slim Hybrid Electric Energy Source

    #       Country      Filing Date           App. No.                       Status
  ----      -------      -----------           --------                       ------

    1         PCT
         (International  September 17, 2008  PCT/IL2008/001244          Pending publication
          Application)

    2        Canada      December 4, 2008      2,646,031                Pending examination

DOMAIN NAME

We own and operate the following registered internet domain name:
www.easy-energy.biz and have launched our website. The information contained in our website does not form part of this Annual Report in any way.

TRADEMARKS

We registered the name YoGen(R) in the United States Patent and Trademark Office (Reg. No. 3,466,439). On November 6, 2008 we filed applications to register YoGen Max(TM) (serial number 77/608,496) and YoGen Bat(TM) (serial number 77/608,498) with the United States Patent and Trademark Office.

SUPPLIERS

We are not reliant upon any suppliers for the materials for our product, or for the research and development of our technology.

CUSTOMERS

Currently we have only no customers. However, we do have an engagement with our sole distributor in the Middle East, Al-Sadeef Trading Company, though we have not sold any products yet.

EMPLOYEES

Currently our only employees are our two directors, who provide us with services for no consideration. We have no intention of hiring employees until we have sufficient financing for the manufacturing of our products. Once we have the cash resources, we plan to hire a marketing manager and a production manager. To date we have not identified such people.

RESEARCH AND DEVELOPMENT

Currently we do not have any research and development capabilities and our research and development is been done through Pipera. Currently we halted the research and development of the YoGen Max(TM) and YoGen Bat(TM) products until we have sufficient financing to continue with it.

From the date of our inception through December 31, 2008 and for the twelve months period ended December 31, 2008, we spent $ 723,222 and $ 723,222, respectively, on research and development costs, which were paid to Pipera, since our entire research and development work has been performed by Pipera

Currently we halted the research and development of the YoGen Max(TM) and YoGen Bat(TM) products until we have sufficient financing to continue with it.

AVAILABILITY OF SEC FILINGS

All our reports filed with the Securities and Exchange Commission, or SEC, are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we filed with the SEC at the SEC's public reference room located at 100 F Street N.E., Washington, D.C. 20549.

ITEM 1A. RISK FACTORS

Our business faces many risks. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could suffer and our investors and prospective investors may lose all or part of their investment due to any of these risks. Our investors and prospective investors should consider the following risks and the information contained under the heading "Cautionary Note Regarding Forward-Looking Statements" before deciding to invest in our securities.

RISKS RELATED TO OUR BUSINESS

WE HAVE LIMITED OPERATING HISTORY AND HAVE SUSTAINED LOSSES SINCE INCEPTION, WHICH WE EXPECT TO CONTINUE INTO THE FUTURE.

We were incorporated on May 17, 2007, and have very limited operations to date. We have not realized any revenues to date. Our products are under development and are not ready for commercial sale yet. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to December 31, 2008 is $2,193,339. Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development, testing and marketing of our product. Based on arrangements made with potential distributors and the development stage of our product, we believe that we are at least 2-3 months away from generating our first revenues. We may be wrong and may fail to generate revenues in the future. If we cannot attract a significant number of customers, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

In particular, additional capital may be required in the event that the actual expenditures required to be made are at or above the higher range of our estimated expenditures, we incur unexpected costs in completing the development of our product or encounter any unexpected technical or other difficulties, we incur delays and additional expenses as a result of technology failure, we are unable to create a substantial market for our product, or we incur any significant unanticipated expenses. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

IF WE ARE UNABLE TO OBTAIN THE NECESSARY FINANCING TO IMPLEMENT OUR BUSINESS PLAN WE WILL NOT HAVE THE MONEY TO PAY OUR ONGOING EXPENSES AND WE MAY GO OUT OF BUSINESS.

Our budgeted expenditures for the next twelve months are $4,255,000 to fund on-going operations, massive production of the YoGen(R) and planned research and development programs. Because we have not generated any revenue from our business, and we are 2-3 months away from being in a position to generate revenues, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Management estimates that our current cash balances will be exhausted during the second quarter of 2009 provided we do not have any unanticipated expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing, especially given the credit crisis and the current market conditions.

 Our ability to successfully develop our product and to eventually produce and sell it to generate operating revenues depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and if this occurs we will not be able to pay for our operations and we may go out of business. We will likely need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our product and our business model and the current credit crisis. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders and may cause decrease in our share price. Obtaining loans will increase our liabilities and future cash commitments.

There can be no assurance that capital will continue to be available if necessary to meet future funding needs or, if the capital is available, that it will be on terms acceptable to us. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to scale back or cease operations, which might result in the loss of some or all investment in our common stock.

IF OUR ESTIMATES RELATED TO EXPENDITURES ARE ERRONEOUS OUR BUSINESS WILL FAIL AND YOU WILL LOSE YOUR ENTIRE INVESTMENT.

Our success is dependent in part upon the accuracy of our management's estimates of expenditures, which are currently budgeted at $4,255,000 to fund on-going operations, massive production of the YoGen(R) and planned research and development programs (See "Liquidity and Capital Resources".) If such estimates are erroneous or inaccurate we may not be able to carry out our business plan, which could, in a worst-case scenario, result in the failure of our business and you losing your entire investment.

WE HAVE NO RESEARCH AND DEVELOPMENT CAPABILITIES AND OUR RESEARCH AND DEVELOPMENT IS BEING ENTIRELY OUTSOURCED.

We currently have no in-house research and development capabilities and Pipera provides us with research and development services. If Pipera, which is currently controlled by our chief executive officer, president and director, Mr. Ofir, ceases to provide us research and development services, our business could be adversely affected and there is no assurance that we will be able to perform our research and development in-house or identify other third parties who may be able to provide us such services within a reasonable time without adversely affecting our business.

OUR SUCCESS IS HEAVILY DEPENDENT ON PROTECTING OUR INTELLECTUAL PROPERTY RIGHTS.

We rely on a combination of patent, trade secret, copyright and trademark protections to protect our proprietary technology. Our success will, in part, depend on our ability to obtain trademarks and patents. We cannot assure that patents will be issued to us and even if they are, we cannot guarantee that the patents issued to us will not be challenged, invalidated, or circumvented, or that the rights granted under those registrations will provide competitive advantages to us.

We also rely on trade secrets and new technologies to maintain our competitive position. Although we have entered into confidentiality agreements with our employees and consultants, we cannot be certain that others will not gain access to these trade secrets, especially since our research and development is being done through Pipera and not our Company. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, THIRD PARTIES MAY BE ABLE TO USE OUR TECHNOLOGY, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO COMPETE IN THE MARKET.

Our commercial success will depend in part on our ability to obtain and maintain patent protection on our products, and successfully defend these patents and technologies against third-party challenges. In doing so, we have secured filing dates in the United States Trademark and Patent Office by filing provisional patent applications and filed international patent applications via the Patent Cooperation Treaty, or PCT. There is no certainty that such applications will be approved. In addition, even if such applications are approved, they may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. Patents we use may be challenged or invalidated or may fail to provide us with any competitive advantage. Moreover, in certain parts of the world, such as in China, western companies are adversely affected by poor enforcement of intellectual property rights.

WE MAY BE EXPOSED TO LIABILITY FOR INFRINGING INTELLECTUAL PROPERTY RIGHTS OF OTHER COMPANIES.

Our success will, in part, depend on our ability to operate without infringing on the proprietary rights of others. Although we have conducted searches and are not aware of any patents and trademarks which our products or their use might infringe, we cannot be certain that infringement has not occurred or will not occur. We could incur substantial costs, in addition to the great amount of time lost, in defending any patent or trademark infringement suits or in asserting any patent or trademark rights, in a suit with another.

OUR BUSINESS MODEL MAY NOT BE SUFFICIENT TO ENSURE OUR SUCCESS IN OUR INTENDED MARKET.

Our survival is currently dependent upon the success of our efforts to gain market acceptance of one product that ultimately represents a small sector in the overall charger industry. Should our services be too narrowly focused or should the target market not be as responsive as we anticipate, we may not have in place alternate products or services that we can offer to ensure our survival.

IF WE ARE UNABLE TO COMPLETE THE DEVELOPMENT OF OUR PRODUCT WE WILL NOT BE ABLE TO GENERATE REVENUES AND YOU WILL LOSE YOUR INVESTMENT.

We have not completed the development of our proposed products and we have no definitive contracts or licenses for the sale or use of our product, except for one distribution agreement that is still dependent on our ability to manufacture our products. The success of our proposed business will depend on the completion and the acceptance of our products by the general public. Achieving such acceptance will require significant marketing investment. Our products, once developed and tested, may not be accepted by our customers at sufficient levels to support our operations and build our business. If the proposed products that we will develop is not accepted at sufficient levels, our business will fail.

WE ARE DEPENDENT ON REVENUES TO BE GENERATED BY A SOLE LINE OF PRODUCTS AND THUS WE ARE SUBJECT TO MANY ASSOCIATED RISKS.

Our revenue will be generated through the sale of our man-powered charger. Unless we expand our product offerings to include related or other products, our likely source of revenues for the foreseeable future will continue to be generated by the man-powered charger. Accordingly, 100% of our revenue will be dependent upon the sale of our sole line of products.

If potential users are satisfied with other means for charging their cell phone battery or other electronic device's battery we may not be able to sell our products. If technological developments render man-powered chargers obsolete, our business could fail. Thus, we may expand our financial resources on marketing and advertising without generating concomitant revenues. If we cannot generate sufficient revenues to cover our overhead, manufacturing and operating costs, we may go out of business.

THERE ARE LOW BARRIERS TO ENTRY INTO THE MAN-POWERED CHARGER INDUSTRY AND, AS A RESULT, MANY COMPANIES MAY BE ABLE TO COMPETE WITH US ON LIMITED FINANCIAL RESOURCES.

Our products do not require large capital expenditures for their development or manufacture. As a result, barriers to entering this industry may be low. If the intellectual property protection with respect to the man-powered charger products do not prove effective, a competitor with limited financial resources may be able to successfully compete with us.

BECAUSE OUR EXECUTIVE OFFICERS ARE EMPLOYED ELSEWHERE, THEY WILL BE UNABLE TO DEVOTE THEIR SERVICES TO OUR COMPANY ON A FULL TIME BASIS AND THE PERFORMANCE OF OUR BUSINESS MAY SUFFER, OUR BUSINESS COULD FAIL AND INVESTORS COULD LOSE THEIR ENTIRE INVESTMENT.

Though Mr. Guy Ofir, our President, Chief Executive Officer and director, currently devotes approximately 48 hours a week to our Company. Mr. Emanuel Cohen, our Secretary, Chief Financial Officer, Treasurer and a director, is employed elsewhere and he devotes 10 to 15 hours a week to our Company. As a result of Mr. Cohen's partial engagement, the management of our Company could under-perform, our business could fail and investors could lose their entire investment.

OUR EXECUTIVE OFFICERS HAVE NO EXPERIENCE OR TECHNICAL TRAINING IN THE DEVELOPMENT, MAINTENANCE AND MARKETING OF MAN-POWERED CHARGER OR IN OPERATING BUSINESSES THAT SELL PRODUCTS OR SERVICES TO WHOLESALES. THIS COULD CAUSE THEM TO MAKE INEXPERIENCED OR UNINFORMED DECISIONS THAT HAVE BAD RESULTS FOR OUR COMPANY. AS A RESULT, OUR OPERATIONS COULD SUFFER IRREPARABLE HARM AND MAY CAUSE US TO SUSPEND OR CEASE OPERATIONS, WHICH COULD CAUSE INVESTORS TO LOSE THEIR ENTIRE INVESTMENT.

Mr. Guy Ofir, our President, Chief Executive Officer and director and Mr. Emanuel Cohen, our Secretary, Treasurer, Chief Financial Officer and director, have no experience or technical training in the development, maintenance and marketing of man-powered charger or in operating businesses that sell products or services to wholesales. Due to their lack of experience and knowledge in these areas, our executive officers could make the wrong decisions regarding the development, operation and marketing of our products and the operation of our business, which could lead to irreparable damage to our business. Consequently, our operations could suffer irreparable harm from mistakes made by our executive officers and we may have to suspend or cease operations, which could cause investors to lose their entire investment.

WE DEPEND HEAVILY ON MR. GUY OFIR AND MR. EMANUEL COHEN. THE LOSS OF EITHER PERSON WILL HAVE A SUBSTANTIAL NEGATIVE EFFECT ON OUR BUSINESS AND MAY CAUSE OUR BUSINESS TO FAIL.

We depend entirely on Mr. Ofir and Mr. Cohen for all of our operations. The loss of either person will have a substantial negative effect on the Company and may cause our business to fail. Our officers did not receive any compensation for their services and it is highly unlikely that they will receive any compensation unless and until we generate substantial revenues.

We do not have any employment agreements or maintain key person life insurance policies on our officers. If our officers do not devote sufficient time towards our business, we may never be able to effectuate our business plan.

BECAUSE OUR EXECUTIVE OFFICERS CONTROL A LARGE PERCENTAGE OF OUR COMMON STOCK, THEY HAVE THE ABILITY TO INFLUENCE MATTERS AFFECTING OUR STOCKHOLDERS.

Our executive officers, in the aggregate, beneficially own approximately 50.8% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our executive officers control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

For the period from May 17, 2007 (inception) to December 31, 2008, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. Such doubt was expressed as a result of our recurring losses and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, future sales of our product or obtaining loans and grants from various financial institutions whenever possible. If we continue to incur losses, it will become increasingly difficult for us to achieve our goals and there can be no assurance that our business plan will materialize.

WE WILL BE HEAVILY DEPENDENT ON CONTRACTING WITH THIRD PARTY FIRM(S) TO MANUFACTURE COMPONENTS FOR US. IF WE ARE UNABLE TO LOCATE, HIRE AND RETAIN THESE FIRM(S), OUR BUSINESS WILL FAIL.

We intend to hire a third party firm(s) to manufacture the components of our product. Should we be unable to contract qualified third parties firm(s) to manufacture because we are unable to find them, are unable to attract them to our company or are unable to afford them, we will never become profitable and our business will fail.

WE ARE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT. IF WE ARE UNABLE TO COMPLY WITH THE REQUIREMENTS IN A TIMELY MANNER THE MARKET PRICE OF OUR STOCK COULD DECLINE.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures. Our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2008. Our compliance with Section 404 will require that we incur substantial expense and expend significant management efforts. If we are not able to comply with such requirements of Section 404 in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WAS NOT CONSIDERED EFFECTIVE AS OF DECEMBER 31, 2008 AND MAY CONTINUE TO BE INEFFECTIVE IN THE FUTURE, WHICH COULD RESULT IN OUR FINANCIAL STATEMENTS BEING UNRELIABLE, GOVERNMENT INVESTIGATION OR LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS.

Our management has concluded that our internal control over financial reporting was not effective as of December 31, 2008, as a result of several material weaknesses. Descriptions of the material weaknesses are included in Item 9A(T), "Control and Procedures", in this Annual Report on Form 10-K. The material weaknesses could result in a misstatement of substantially all accounts and disclosures, which would result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Errors in our financial statements could require a restatement or prevent us from timely filing our periodic reports with the SEC. Additionally, ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information.

While we are planning to take actions to remediate the material weaknesses, we cannot be certain that any remedial measures we plan to take will be effective in remedying all identified deficiencies in our internal control over financial reporting or result in the design, implementation and maintenance of adequate controls over our financial processes and reporting in the future. Our inability to remediate the material weaknesses or any additional material weaknesses that may be identified in the future could, among other things, cause us to fail to timely file our periodic reports with the SEC and require us to incur additional costs and divert management resources. Additionally, the effectiveness of our or any system of disclosure controls and procedures is subject to inherent limitations, and therefore we cannot be certain that our internal control over financial reporting or our disclosure controls and procedures will prevent or detect future errors or fraud in connection with our financial statements.

BECAUSE OUR EXECUTIVE OFFICERS AND DIRECTORS LIVE OUTSIDE OF THE UNITED STATES, YOU MAY HAVE NO EFFECTIVE RECOURSE AGAINST THEM FOR MISCONDUCT AND MAY NOT BE ABLE TO ENFORCE JUDGMENT AND CIVIL LIABILITIES AGAINST THEM. INVESTORS MAY NOT BE ABLE TO RECEIVE COMPENSATION FOR DAMAGES TO THE VALUE OF THEIR INVESTMENT CAUSED BY WRONGFUL ACTIONS BY OUR DIRECTORS AND OFFICERS.

Both of our directors and officers live outside of the United States. Mr. Guy Ofir, our President, Chief Executive Officer and a director is a national and a resident of Israel, and all or a substantial portion of his assets are located outside of the United States. Mr. Emanuel Cohen, our Chief Financial Officer, Secretary, Treasurer and a director is a national and a resident of Israel, and all or a substantial portion of his assets are located outside of the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our directors or officers, or obtain judgments against them outside of the United States that are predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Investors may not be able to receive compensation for damages to the value of their investment caused by wrongful actions by our directors and officers.

BECAUSE WE HAVE TWO DIRECTORS, DEADLOCKS MAY OCCUR IN OUR BOARD'S
DECISION-MAKING PROCESS, WHICH MAY DELAY OR PREVENT CRITICAL DECISIONS FROM BEING MADE.

Since we currently only have an even number of directors, deadlocks may occur when such directors disagree on a particular decision or course of action. Our Articles of Incorporation and By-Laws do not contain any mechanisms for resolving potential deadlocks. While our directors are under a duty to act in the best interest of our Company, any deadlocks may impede the further development of our business in that such deadlocks may delay or prevent critical decisions regarding our development.

POTENTIAL POLITICAL, ECONOMIC AND MILITARY INSTABILITY IN ISRAEL MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our principal offices and operations are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been an increase in hostilities between Israel and the Palestinians, which has adversely affected the peace process and has negatively influenced Israel's relationship with its Arab citizens and several Arab countries. Such ongoing hostilities may hinder Israel's international trade relations and may limit the geographic markets, where we can sell our products as well. Furthermore, the United States Department of State has issued advisories regarding travel to Israel, impeding the ability of travelers to attain travel insurance. Furthermore, during July and August of 2006 there have been hostilities between Israel and the Hezbollah terrorist organization operating in Lebanon, and the north of Israel has been hit by rockets launched from Lebanon. In December 2008 Israel launched a military operation against armed forces of the Hamas terror organization in the Gaza strip, in order to stop the firing of missiles and rockets from the Gaza strip to Israeli territories. Any hostilities involving Israel or threatening Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could adversely affect our operations.

RISKS ASSOCIATED WITH OUR COMMON STOCK

BECAUSE WE CAN ISSUE ADDITIONAL COMMON SHARES, PURCHASERS OF OUR COMMON STOCK MAY INCUR IMMEDIATE DILUTION AND MAY EXPERIENCE FURTHER DILUTION.

We are authorized to issue up to 185,000,000 common shares, of which 93,552,778 are issued and outstanding. Our board of directors has the authority to cause our Company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our Company in the future.

A DECLINE IN THE PRICE OF OUR COMMON STOCK COULD AFFECT OUR ABILITY TO RAISE FURTHER WORKING CAPITAL AND ADVERSELY IMPACT OUR ABILITY TO CONTINUE OPERATIONS.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations has been and will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" including, among others, institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINANCIAL INDUSTRY REGULATION AUTHORITY SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, the Financial Industry Regulation Authority, or FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

OUR COMMON STOCK IS ILLIQUID AND THE PRICE OF OUR COMMON STOCK MAY BE NEGATIVELY IMPACTED BY FACTORS WHICH ARE UNRELATED TO OUR OPERATIONS.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

WE DO NOT INTEND TO PAY DIVIDENDS ON ANY INVESTMENT IN THE SHARES OF STOCK OF OUR COMPANY AND THERE WILL BE FEWER WAYS FOR INVESTORS TO MAKE A GAIN ON ANY INVESTMENT IN OUR COMPANY.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our Company will need to come through an increase in the stock's price. This may never happen and investors may lose all of their investment in our Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive and head office is located at Suite 105 - 5348 Vegas Dr., Las Vegas, NV 89108. Our office is rented on a month to month sub-lease at a cost of $50 per month. We also have an office in Israel at 26 Haga'aton Blvd., Nahariya 22401, which is provided to us free of charge by our directors. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended December 31, 2008, there has not been any matter which was submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER

PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our stock is listed for quotation on the OTC Bulletin Board under the trading symbol "ESYE.OB". Our common shares initially began trading on the OTC Bulletin Board on December 26, 2007. The following table sets forth, for the periods indicated, the high and low bid prices for the end of 2007 and for each quarter within the fiscal year ended December 31, 2008 as reported by the quotation service operated by the OTC Bulletin Board. All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

               Year 2007                     High              Low
               ---------                     ----              ---
             Fourth Quarter*                $0.30             $0.15

               Year 2008                     High              Low
               ---------                     ----              ---
             First Quarter                  $0.30             $0.15
             Second Quarter                 $0.30             $0.12
             Third Quarter                  $0.30             $0.16
             Fourth Quarter                 $0.17             $0.02

----------
* From December 26, 2007 through December 31, 2007.

On March 27, 2009, the closing bid price of our common stock as reported on the OTC Bulletin Board was $0.07 per share.

Holladay Stock Transfer is the registrar and transfer agent for our common shares. Their address is 2939 North 67th Place, Scottsdale, Arizona 85251, U.S.A., telephone: +1 (480) 481-3940.

HOLDERS

On March 27, 2009, we had 58 holders of record of our common stock and 93,552,778 shares of our common stock were issued and outstanding, plus an additional 15,029,440 shares of common stock issuable upon the exercise of outstanding warrants. Some of our shares are held in brokers' accounts, so we are unable to give an accurate statement of the number of beneficial stockholders.

DIVIDEND POLICY

We have not declared or paid any cash dividends since inception. We do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common stock, we intend to retain future earnings for use in our operations and the expansion of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION

As of March 27, 2009 and as of December 31, 2008, the end of our most recently completed fiscal year, we did not have any equity compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a development stage company with limited operations and no revenues from our business operations. Our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have completed the development and manufacturing of our products. We have completed finalization of the design of the smaller of our two models of YoGen(R) chargers and finalized and executed an agreement with a Chinese manufacturing firm to begin mass production of the two YoGen(R) products. We anticipate the first assembly pilot run of 500 units to begin on April 15, 2009, followed by an assembly pilot run of 5,000 units beginning on May 15, 2009. We also completed the development of a prototype of our YoGen Max(TM).

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2008 COMPARED TO MAY 17, 2007 (INCEPTION) TO DECEMBER 31, 2007

During the inception through December 31, 2008 and 2007 we incurred operating expenses of $2,220,567 and $30,780, respectively which include $723,222 and $0 of product development costs, $1,435,286 and $0 in professional fees related to accounting, consulting and legal, $6,718 and $1,000 related to filing fees and $37,341 and $29,780 of general and administrative expenses. Expenses increased from the comparative period due to an overall increase in our activity and increased expenses as a result of being a reporting company.

During the fiscal year ended December 31, 2008, we incurred operating expenses of $2,171,787 which include $723,222 of product development costs, $1,435,286 in professional fees related to accounting, consulting and legal, $5,718 related to filing fees and $7,561of general and administrative expenses. Expenses increased from the comparative period due to an overall increase in activity by the Company and increased expenses as a result of being a reporting company.

NET LOSS

We incurred a loss of $2,193,339 and $30,112 for the inception through December 31, 2008 and 2007, respectively, compared to $2,163,227 for the fiscal year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of December 31, 2008, we had cash of $124,533, representing a net increase in cash of $51,845 since December 31, 2007.

Cash generated by financing activities during the fiscal year ended December 31, 2008 amounted to $1,041,917 resulting from the sale of stock in private placements during February, March and September of 2008. Cash used in operating activities amounted to $990,072 represented by a loss of $2,163,227 plus a decrease in prepaid expenses from the previous balance sheet of $12,500, offset by non-cash adjustments for contributed capital and common stock and warrants issued for services totaling $1,185,655.

ANTICIPATED CASH REQUIREMENTS

We estimate our minimum cash requirements until the end of fiscal year 2009 to be as follows:

                               Present to    April 2009 to     July 2009 to     October 2009 to      Present to
                               March 2009      June 2009      September 2009     December 2009     December 2009
                               ----------      ---------      --------------     -------------     -------------
YoGen(R)molding and tooling     $ 35,000              --                --                --        $   35,000

YoGen(R)manufacturing pilot     $ 10,000              --                --                --        $   10,000

YoGen(R)manufacturing           $ 75,000        $500,000        $1,000,000        $2,000,000        $3,575,000

YoGen MaxTM R&D                       --              --        $   75,000        $   75,000        $  150,000

YoGen BatTM R&D                       --              --        $  100,000        $  150,000        $  250,000

Legal/Accounting                $ 25,000        $ 25,000        $   25,000        $   25,000        $  100,000

Advertising/Marketing                 --        $ 25,000        $   25,000        $   25,000        $   75,000

Miscellaneous Expenditure       $ 15,000        $ 15,000        $   15,000        $   15,000        $   60,000
                                --------        --------        ----------        ----------        ----------
                                $235,000        $640,000        $1,265,000        $2,715,000        $4,255,000
                                ========        ========        ==========        ==========        ==========

For the 12 months ended December 31, 2008, we recorded a net operating loss of $2,163,227 and have an accumulated deficit of $2,193,339 since inception. As at December 31, 2008, we had cash on hand of $124,533 and $12,500 in prepaid expenses. For the next 12 months, management estimates minimum cash requirements of $4,255,000 to fund on-going operations, massive production of the YoGen(R) and planned research and development programs. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain further financing through issuance of shares, debentures or convertible debentures. We will also endeavor to access available funding from research and development grants or loans from various public and private research granting agencies. Moreover, all cash operating expenses will be carefully monitored to ensure we can meet our obligations as they become due.

Due to the current financial crisis, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they become due and may be forced to scale down or perhaps even cease business operations.

On April 20, 2008, we entered into an exclusive purchasing and marketing agreement with Al-Sadeef Trading Company (headquartered in Jordan) and its stockholders Mr. Tahseen Jasim Hamadi and Mr. Ali Jasim Hamadi for the purchase, sale and marketing of our Yogen(R) product in the Middle East. Pursuant to the terms of the agreement, the buyer agreed to purchase a minimum of 300,000 units of the Yogen(R) product per year for a price per unit equal to the manufacturing price plus 30%, with all shipment expenses incurred by us. We expect to receive the first order in the coming weeks and under the agreement we will be obligated to use reasonable efforts to manufacture and ship the products within 90 days from acceptance of such order.

On May 17, 2007, we closed a private placement for 10,000,000 common shares at a price of $0.0002 per share, or an aggregate of $2,000.

On August 27, 2007, we closed a private placement of 30,333,190 shares of common stock at a price of $0.003 per share with aggregate proceeds of $91,000.

On February 28, 2008, we closed a private placement offering of 367,647.6 units, each unit being offered for $1.70, for an aggregate gross proceeds of $625,001. Each unit consisted of (i) ten shares of common stock, (ii) thirty Class A Warrants, each entitling the holder thereof to purchase one share of common stock at an exercise price of $0.27, expiring five years from the date of purchase. We agreed to register the shares and warrants issued in this transaction on a registration statement. The registration statement was declared effective on October 31, 2008.

On February 28, 2008, we issued and sold 208,333 shares of our common stock for a gross purchase price of US $50,000, or a purchase price of $0.24 per share.

On March 3, 2008, we issued to our former legal counsel 300,000 shares of common stock valued at $0.24 per share reflecting an aggregate value of $72,000 in consideration for legal services provided and warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.15 for a period of five years.

On March 10, 2008, we entered into a Securities Purchase Agreement and a Registration Rights Agreement with Tailor-Made Capital Ltd., or TMC, relating to the issuance to TMC of 882,353 shares of our common stock, par value $0.0001 per share, and a warrant to purchase up to 3,000,000 shares of common stock at a price of $0.27 per share, or the Warrant. The Warrants expire in March 2013. The Securities Purchase Agreement further provided that, at the Company's demand, TMC will purchase up to an additional $1,000,000 of shares of the Company's common stock commencing immediately after the date that the shelf registration of the Company's shares that are subject to the Securities Purchase Agreement is declared effective, or the Put. We agreed to file a registration statement to register all of the shares of common stock to be issued pursuant to the Securities Purchase Agreement, including those shares issuable upon the exercise of the Warrant and the Put. Such registration statement was declared effective on October 31, 2008. The Put has not been exercised.

On March 25, 2008, the Company entered into a subscription agreement under which it issued 2,000,000 shares for cash payment of $600,000 and in consideration for services provided, warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.10 for a period of three years. The shares were valued at the trading price on the date of issuance of $0.30 for an additional expense of $550,000. In accordance with SFAS 123R - Share-Based Payment, the warrants were valued using the Black-Scholes model at $213,813.

On March 27, 2008 (pursuant to an agreement dated January 16, 2008) we issued 4,285,714 shares of common stock for an aggregate purchase price of $300,000, with a purchase price of $0.07 per share. On March 27, 2008, we entered into a consulting services agreement under which a consultant who provides us certain investor and market relations services has been issued with 1,500,000 shares of common stock and received a sum of $100,000 in cash. The common shares were valued at the trading price on the date of issuance of $0.30 per share for a total of $450,000.

On September 15, 2008, we issued 116,707 shares of our common stock to 9 subscribers at a price of $0.15 per share for gross offering proceeds of $17,488.

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

Due to the uncertainty of our ability to meet current operating and capital expenses, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their audit report for the period ended December 31, 2008.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not expect to purchase any significant equipment over the twelve months.

EMPLOYEES

Currently our only employees are our two directors, who provide us with services for no consideration. We have no intention of hiring employees until we have sufficient financing for the manufacturing of our products. Once we have the cash resources, we plan to hire a marketing manager and a production manager. To date we have not identified such people.

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

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Item 15(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2008, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). These disclosures controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, at December 31, 2008, the design and operation of these disclosure controls and procedures were not effective at ensuring that information required to be disclosed by us in the reports that we file or submits under the Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms because the material weakness identifies in management's evaluation of our internal control over financial reporting also cause our disclosure control and procedures to not be effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

* Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

* Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

* Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Because of the material weaknesses described below, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2008, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, we identified that our material weaknesses derived from the small size of our Company. That small size makes the proper identification and authorization of transactions difficult, as we have essentially only two individuals overseeing this process, which and creates difficulties with separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. Additionally, the Company's officers are also its sole board members. This does not provide an adequate level of layers of internal controls, which in turn make it difficult to accumulate information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change to our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

All directors of our Company hold office until the next annual meeting of the stockholders, if any, or until their successors have been elected and qualified. The executive officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                                 Position Held                                           Date First Elected
   Name                        with the Company                                Age          or Appointed
   ----                        ----------------                                ---          ------------
Guy Ofir         Chief Executive Officer, President and Director                36           May 17, 2007

Emanuel Cohen    Chief Financial Officer, Secretary, Treasurer and Director     59           May 17, 2007

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

MR. GUY OFIR has been serving as our Chief Executive Officer, President and a member of our Board of Directors since May 17, 2007. Mr. Ofir is an attorney and owned a law firm in Israel which specializes in corporate and international law. His law firm employed several lawyers and represents over 100 companies. Mr. Ofir is also the owner of Pipera. In addition to his work in our Company, he also manages investments and companies in Romania. His wholly owned company (Guy Ofir & Co. SRL) deals with land and properties in Bucharest.

MR. EMANUEL COHEN has been serving as our Secretary, Treasurer and a member of our Board of Directors since May 17, 2007. Mr. Cohen is a major stockholder and a director of several privately owned companies in Israel and in the United States. His expertise includes land, properties & fabrics. He is the President of Amitex & Emday Ltd., one of the largest Israeli fabric companies. Mr. Cohen is also a shareholder in Lev Hazom Ltd., Hafia Zamin Ltd., Leved Adi Properties Ltd, and Mashko Ltd, all of which are private companies which hold land & properties in Israel. In addition to his activities in Europe and Israel, Mr. Cohen is also a shareholder in the following companies which hold land and properties in the USA - Echo investments LLC, Bilou Capital investment LLC and Eden Associated LLC. Previously he was an officer in Israel's largest bank, Bank Hapoalim Ltd.

There are no family relationships among our directors or executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based solely on our review of such forms or written representations from reporting persons, we believe that during fiscal year ended December 31, 2008, our executive officers and directors and other reporting persons filed on a timely basis all of the reports required by Section 16(a), with the exception of Mr. Guy Ofir who failed to timely file two Form 4s, one reporting the purchase of 43,500 shares of Common Stock on September 30, 2008 by his wife (and filed on October 3, 2008), and the other reporting the purchase of 170,000 shares of Common Stock between November 4 to November 24, 2008 by himself and by his wife (and filed on November 25, 2008).

AUDIT COMMITTEE, AUDIT COMMITTEE FINANCIAL EXPERT

We do not have a separately-designated standing audit committee, or a committee performing similar functions. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our Company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by our board of directors. In addition, our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K, nor do we have a Board member that qualifies as "independent" as the term is used in
Section 10A(m)(3)(B) under the Exchange Act. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

CODE OF ETHICS

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer, and are in the process of adopting such a code.

EMPLOYEES

Currently our only employees are our directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

No executive officer of our Company has received any compensation during the period from May 17, 2007 (date of inception) to December 31, 2008.

                           SUMMARY COMPENSATION TABLE

                                                                          Non-Equity   Nonqualified
                                                                          Incentive     Deferred        All
 Name and                                                                   Plan         Compen-       Other
 Principal                                          Stock       Option     Compen-       sation       Compen-
 Position             Year    Salary($)  Bonus($)   Awards($)   Awards($)  sation($)    Earnings($)   sation($)   Totals($)
 --------             ----    ---------  --------   ---------   ---------  ---------    -----------   ---------   ---------
Guy Ofir              2007       Nil       Nil         Nil         Nil        Nil           Nil           Nil         Nil
Chief Executive       2008       Nil       Nil         Nil         Nil        Nil           Nil           Nil         Nil
Officer, President
and director(1)

Emanuel Cohen         2007       Nil       Nil         Nil         Nil        Nil           Nil           Nil         Nil
Secretary, Chief      2008       Nil       Nil         Nil         Nil        Nil           Nil           Nil         Nil
Financial Officer,
Treasurer and
director(2)

----------
(1) Guy Ofir became our Chief Executive Officer, President and a director on May 17, 2007.
(2) Emanuel Cohen became our Chief Financial Officer, Secretary, Treasurer and a director on May 17, 2007.

EQUITY AWARDS

Since May 17, 2007 (date of inception) to the period ended December 31, 2008, we have not adopted any stock option plans or other equity or other compensatory plans, and we have not granted any stock options nor stock appreciation right to any of our directors or executive officers.

COMPENSATION OF DIRECTORS

There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as directors, unless and until we begin to realize revenues and become profitable in our business operations.

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

COMPENSATION COMMITTEE

We do not presently have a compensation committee. Due to the size of our Company, our board of directors currently performs functions related to oversight of compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information, to the best of our knowledge, as of March 27, 2009 (unless provided herein otherwise), with respect to holdings of our Common Stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Common Stock outstanding as of such date; (2) each of our directors; (3) each of our executive officers; and (4) all of our directors and our current executive officers as a group. Each stockholder has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

                                      Amount and Nature of         Percent of
Name of Beneficial Owner              Beneficial Ownership          Class (1)
------------------------              --------------------          ---------

Guy Ofir (2)
40 Baz St., Karmiel 20100
Israel                                    23,909,800                 25.5%

Emanuel Cohen (3)
51 Bilu St.,
Ra'anan, Israel                           23,675,000                 25.3%

Albert Glinoviecki
19 Dov Fromer St.,
Kiryat Shemuel, Israel                     5,000,000                  5.4%

Meir Duke (4)
12300 Highgrove Ct,
Raistertown, MD
USA                                       10,142,857                  7.7%

Meitav Entities and TMC (5)
4 Berkowitz St., Tel Aviv
Israel                                    18,588,273                 9.99% (6)

Directors and Executive Officers
 as a Group (2 persons)                   47,584,800                 50.8%

----------
(1) Based on 93,552,778 shares of our common stock issued and outstanding as of March 27, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to warrants currently exercisable, or exercisable within 60 days, are reflected in the table above and are deemed outstanding for purposes of computing the percentage ownership of the person holding such warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2) Mr. Ofir is one of our two directors and an executive officer. Includes 3,589,800 shares owned by Mr. Ofir's wife. Mr. Ofir disclaims beneficial ownership of these shares.
(3) Mr. Cohen is one of our two directors and an executive officer. Includes 3,675,000 shares owned by Mr. Cohen's wife. Mr. Cohen disclaims beneficial ownership of these shares.
(4) Includes 1,000,000 shares issuable upon exercise of outstanding Common Stock purchase warrants. This information is based solely on Schedule 13D filed by the beneficial owner on April 16, 2008, describing the holdings of the beneficial owner as of April 7, 2008.
(5) An entity controlled by Meitav Investment House Ltd. ("Meitav"), which as reported on a Schedule 13G filed on March 19, 2008, is beneficially owned by Messrs. Zvi Stepak and Shlomo Simanovsky through intermediary entities. Messrs. Zvi Stepak and Shlomo Simanovsky may exercise shared voting and investment powers with respect to all shares owned by Meitav and the Meitav Entities. Includes 14,029,440 shares issuable upon exercise of outstanding Common Stock purchase warrants. This information is based solely on
     Schedule 13G filed by the beneficial owner on March 19, 2008, describing the holdings of the beneficial owner as of March 10, 2008.
(6) In an appendix to the warrant issued by us to the Meitav Entities and TMC the following exercise limitations have been agreed to: we shall not effect the exercise of the warrant and the holder shall not have the right to exercise any portion of the warrant to the extent that after giving effect to such issuance after exercise, such holder along with its affiliates (which include all of Meitav Entities and TMC) shall have more than 9.99% of our outstanding Common Stock. This provision however, may be waived by the holder at its election upon not less than 61 days' notice to us.

EQUITY COMPENSATION PLAN INFORMATION

As of March 27, 2009 and as of December 31, 2008, the end of our most recently completed fiscal year, our Company did not have any equity compensation plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as described below, no director, executive officer, principal stockholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the twelve months ended December 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years:

* During the period ended December 31, 2008, the Company paid $723,222 in product development costs to Pipera, a company wholly owned by one of our directors, the Chief Executive Officer and President of our Company, Mr. Ofir.

* The Company's directors provide our Company office space free of charge. The Company has recorded the estimated fair value of the office space of $1,000 per month as a contribution to capital.

We have determined that neither Mr. Guy Ofir nor Mr. Emanuel Cohen are independent directors, as that term is used in Rule 4200(a)(15) of the Nasdaq Market Place Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The following is a summary of the fees billed to us by Moore & Associates Chartered for professional services rendered for the past two fiscal years:

            Fee Category           Fiscal 2008 Fees       Fiscal 2007 Fees
            ------------           ----------------       ----------------
        Audit Fees (1)                  $7,750                 $1,500
        Audit-Related Fees (2)          $  880                    Nil
        Tax Fees                        $    0                 $    0
        All Other Fees                  $    0                 $    0

----------
(1) Consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Moore & Associates Chartered in connection with statutory and regulatory filings or engagements.
(2)  Consist of fees billed for bookkeeping.

POLICY ON PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

We do not have an Audit Committee. Nevertheless, the Company's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Financial Statement Schedules filed as part of this report:

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      26

Balance Sheets, as of December 31, 2007 and 2008                             27

Statements of Operations, For the Year Ended December 31, 2008, Period       28
from May 17, 2007 to December 31, 2007 and Period from May 17, 2007 to
December 31, 2008

Statements of Cash Flows, For the Year Ended December 31, 2008, Period       29
from May 17, 2007 to December 31, 2007 and Period from May 17, 2007 to
December 31, 2008

Statements of Stockholders' Equity, For the Year Ended December 31,          30
2008

Notes to Consolidated Financial Statements                                   31

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b) Exhibits

   Exhibit No.                      Exhibit Description
   -----------                      -------------------

     3.1*      Composite copy of the Articles of Incorporation of Easy Energy,
               Inc.

     3.2 Bylaws of Easy Energy, Inc. (incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333- 146895) filed with the SEC on October 24, 2007).

     4.1 Securities Purchase Agreement dated as of March 10, 2008 between the Company and Tailor-Made Capital Ltd. (incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

     4.2 Registration Rights Agreement dated as of March 10, 2008 between the Company and Tailor-Made Capital Ltd. (incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on March 24, 2008).

     4.3 Form of a Stock Purchase Warrant dated February 28, 2008 and Appendix (which were granted to certain Meitav Entities (incorporated by reference to exhibit 4.2 and 4.3, respectively, to the Company's Registration Statement on Form S-1/A (No. 333-150468) filed with the SEC on July 7, 2008).

     10.1 Exclusive Purchasing and Marketing Agreement between Easy Energy, Inc. and Al-Sadeef Trading Company dated April 20, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 19, 2008).

     10.2 Assignment of patent application ((incorporated by reference to Company's Registration Statement on Form SB-2 filed with the SEC on October 24, 2007).

   Exhibit No.                      Exhibit Description
   -----------                      -------------------

     31.1*     Rule 13a-14(a) Certification of Principal Executive Officer.

     31.2*     Rule 13a-14(a) Certification of Principal Financial Officer.

     32.1** Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350.

     32.2** Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350.

----------
*  Filed herewith.

** Furnished herewith

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Easy Energy, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Easy Energy, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2008, for the period from inception May 17, 2007 through December 31, 2007 and from inception on May 17, 2007 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Easy Energy, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2008, for the period from inception May 17, 2007 through December 31, 2007 and from inception on May 17, 2007 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has net losses of $2,193,339 as of December 31, 2008, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
-----------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
March 24, 2009



 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

                                EASY ENERGY INC.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                              December 31,          December 31,
                                                                                  2008                  2007
                                                                              -----------           -----------
ASSETS

Current:
  Cash and bank accounts                                                      $   124,533           $    72,688
  Prepaid expenses                                                                 12,500                    --
  Prepaid expenses - stock related                                                112,500                    --
                                                                              -----------           -----------
Total current assets                                                              249,533                72,688
                                                                              -----------           -----------

Total Assets                                                                  $   249,533           $    72,688
                                                                              ===========           ===========

CURRENT LIABILITIES

Current:
  Due to director                                                             $       300                   300
                                                                              -----------           -----------

Total Current Liabilities                                                             300                   300
                                                                              -----------           -----------

STOCKHOLDERS` EQUITY
  Preferred stock authorized - 50,000,000 shares with a par value of
   $0.0001 None issued or outstanding
  Common stock authorized -
   1,000,000,000 shares with a par value of $0.00001
  Common stock issued and outstanding -
   93,552,778 common shares (December 31, 2007: 80,333,190)                           933                   803
  Additional paid in capital                                                    2,653,404               101,697
  Deferred offering costs - stock related                                        (211,765)                   --
  Deficit accumulated during the development stage                             (2,193,339)              (30,112)
                                                                              -----------           -----------

Total Stockholders' Equity                                                        249,233                72,388
                                                                              -----------           -----------

Total Liabilities and Stockholders' Equity                                    $   249,533           $    72,688
                                                                              ===========           ===========


    The accompanying notes are an integral part of these financial statements

                                EASY ENERGY INC.
                          (A Development Stage Company)

                            Statements of Operations

                                                                 May 17, 2007          May 17, 2007
                                                                (Inception) to        (Inception) to
                                                                  December 31,          December 31,
                                               2008                  2007                  2008
                                            -----------           -----------           -----------
Revenue                                     $        --           $        --           $        --

Expenses
  General and Administrative                      7,561                29,780                37,341
  Filing Fee                                      5,718                 1,000                 6,718
  Product Development                           723,222                    --               723,222
  Professional fees                           1,435,286                    --             1,435,286
                                            -----------           -----------           -----------

      Total Expenses                          2,171,787                30,780             2,220,567
                                            -----------           -----------           -----------
Other Income
  Interest income                                 8,560                   668                 9,228
                                            -----------           -----------           -----------
      Total Other Income                          8,560                   668                 9,228
                                            -----------           -----------           -----------
Net loss before income taxes                 (2,163,227)              (30,112)           (2,193,339)

Provision for Income Taxes                           --                    --                    --
                                            -----------           -----------           -----------

Net loss for the period                     $(2,163,227)          $   (30,112)          $(2,193,339)
                                            ===========           ===========           ===========

Basic and Diluted (Loss) per Share          $     (0.04)                    a
                                            -----------           -----------
Weighted Average Number of Shares            51,005,598            50,000,000
                                            -----------           -----------

----------
(a) = Less than $0.01 per share

    The accompanying notes are an integral part of these financial statements

                                EASY ENERGY INC.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                 May 17, 2007          May 17, 2007
                                                                                (Inception) to        (Inception) to
                                                                                  December 31,          December 31,
                                                               2008                  2007                  2008
                                                            -----------           -----------           -----------
Operating Activities
  Net loss                                                  $(2,163,227)          $   (30,112)          $(2,193,339)
  Adjustments to reconcile net loss to
   cash used in operating activities:
     Common stock and warrants issued for services            1,185,655                    --             1,185,655
  Changes in operating assets and liabilities:
     (Increase) Decrease in prepaid expenses                    (12,500)                   --               (12,500)
                                                            -----------           -----------           -----------

Net Cash (Used) by Operating Activities                        (990,072)              (30,112)           (1,020,184)
                                                            -----------           -----------           -----------
Financing Activities
  Cash from sale of stock                                     1,041,917               102,500             1,144,417
  Due to shareholder                                                 --                   300                   300
                                                            -----------           -----------           -----------

Cash Provided by Financing Activities                         1,041,917               102,800             1,144,717
                                                            -----------           -----------           -----------

Net Increase in Cash                                             51,845                75,688               124,533
Cash, Beginning of Period                                        72,688                    --                    --
                                                            -----------           -----------           -----------

Cash, End of Period                                         $   124,533           $    72,688           $   124,533
                                                            ===========           ===========           ===========

Non-cash activities:
  Contributed capital                                       $        --           $     3,000           $        --
  Stock and warrants issued for services                    $   957,083           $   957,083           $        --

Supplemental Information:
  Interest Paid                                             $        --           $        --           $        --
  Income Taxes Paid                                         $        --           $        --           $        --


   The accompanying notes are an integral part of these financial statements

                                EASY ENERGY INC.
                          (A Development Stage Company)

                       Statements of Stockholders` Equity

                                                          Common Shares
                                                    --------------------------        Additional
                                                    Issued                              Paid In
                                                    Shares             Amount           Capital
                                                    ------             ------           -------
Balance, May 17, 2007 (date of inception)                 --        $       --        $       --
Issued to founders on May 17, 2007 @ $0.0005      40,000,000               400             1,600
Private placement May 17, 2007 @ $0.0002          10,000,000               100             1,900
Private placement August 27, 2007 @ $0.003        30,333,190               303            90,697
Contributed capital                                       --                --             7,500
Net loss                                                  --                --                --
                                                  ----------        ----------        ----------
Balance, December 31, 2007                        80,333,190               803           101,697

Private placement January 16, 2008 @ $0.07         4,285,714                43           299,957
Private placement February 28, 2008 @ $0.17        3,676,480                37           624,964
Private placement February 28, 2008 @ $0.24          208,333                 2            49,998
Shares for services March 3, 2008 @$0.24             300,000                 3            71,997
Shares for services March 10, 2008 @ $0.24           882,353                 9           211,756
Private placement March 25, 2008 @ $0.02           2,000,000                20           599,980
Shares for services March 27, 2008 @ $0.07         1,500,000                15           449,985
Private placement September 15, 2008 @0.15           116,707                 1            17,487
Contributed capital                                       --                --             3,000
Fair value of warrants granted                            --                --           222,583
Net loss                                                  --                --                --
                                                  ----------        ----------        ----------
BALANCE, December 31, 2008                        93,302,778        $      933        $2,653,404
                                                  ==========        ==========        ==========

                                                                      Deficit
                                                                    Accumulated
                                                   Deferred            During
                                                   Offering         Development
                                                     Costs             Stage             Total
                                                     -----             -----             -----
Balance, May 17, 2007 (date of inception)         $       --        $       --        $       --
Issued to founders on May 17, 2007 @ $0.0005              --                --             2,000
Private placement May 17, 2007 @ $0.0002                  --                --             2,000
Private placement August 17, 2007 @ $0.003                --                --            91,000
Contributed capital                                       --                --             7,500
Net loss                                                  --           (30,112)          (30,112)
                                                  ----------        ----------        ----------
Balance, December 31, 2007                                --           (30,112)           72,388

Private placement January 16, 2008 @ $0.07                --                --           300,000
Private placement February 28, 2008 @ $0.17               --                --           625,001
Private placement February 28, 2008 @ $0.24               --                --            50,000
Shares for services March 3, 2008 @$0.24                  --                --            72,000
Shares for services March 10, 2008 @ $0.24          (211,765)               --                --
Private placement March 25, 2008 @ $0.02                  --                --           600,000
Shares for services March 27, 2008 @ $0.07                --                --           450,000
Shares for services March 27, 2008 @ $0.07                --                --           449,985
Private placement September 15, 2008 @0.15                --                --            19,488
Contributed capital                                       --                --             3,000
Fair value of warrants granted                            --                --           222,583
Net loss                                                  --        (2,163,227)       (2,163,227)
                                                  ----------        ----------        ----------
BALANCE, DECEMBER 31, 2008                        $ (211,765)      $(2,193,339)       $  249,233
                                                  ==========        ==========        ==========

   The accompanying notes are an integral part of these financial statements

                                EASY ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 1 - NATURE OF OPERATIONS

The Company was incorporated under the laws of the state of Nevada on May 17, 2007. The Company has limited operations and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 - Accounting and Reporting by Development Stage Enterprises, is considered a development stage company, and has had no revenues from operations to date.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The Company was incorporated on May 17, 2007 and accordingly, the Company is presenting the statement of operations from May 17, 2007 through December 31, 2007 for comparison purposes.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 - Earnings Per Share, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of Accounting
Principles Board ("APB") No. 15 - Earnings Per Share, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective upon its inception.

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common stockholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

DIVIDENDS

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

REVENUE RECOGNITION

Revenue from product sales is generally recognized at the time the product is shipped, with provisions established for price reduction programs and for estimated returns. Upon shipment, the company also provides for estimated cost that may be incurred for products warranties and post sales support.

INCOME TAXES

The Company provides for income taxes under SFAS No. 109 - Accounting for Income Taxes, and FASB Interpretation Number ("FIN") 48 - Accounting for Uncertainty in Income Taxes - an interpretation of FSAB Statement No. 109, SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

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

                                EASY ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2008.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to December 31, 2008 of $2,193,339 and the Company has not established revenue sufficient to cover its operating expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Managements' plan is to complete the design of the Company's product, to engage third parties firms to manufacture the components of the product, develop and manufacture a first product suited to cellular phone use and explore potential distributors for our product. The Company had approximately $125,000 of cash on hand as of December 31, 2008, and management anticipates that such funds will not be sufficient to pay our estimated expenses for the next twelve month period. Management expects to start generating revenue within 2-3 months but has no assurance that such revenues shall be generated and in what amounts. Management intends to fulfill any additional cash requirement through the sale of either equity or debt. However, the Company has not identified the source of additional cash and there is no guarantee that such funds will be available or if available that the terms will be acceptable to the Company.

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

The shares issued to date as part of this agreement have been charged to Prepaid Expenses - stock related until such time the Company exercises its option to demand an additional $1,000,000 of financing from the financer. At such time, the deferred financing charges will be offset against the financing.

NOTE 5 - CAPITAL STOCK

COMMON SHARES - AUTHORIZED

As of March 24 2009, the Company has 185,000,000 common shares authorized at a par value of $0.00001 per share and 50,000,000 shares of preferred stock at a par value of $0.0001 per shares. All common stock have equal voting rights, are non-assessable and have one vote per share. Voting rights are not non-cumulative and, therefore, the holders of more than 50% of the stock could, if they choose to do so, elect all the directors of the Company.

                                EASY ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

On February 8, 2008, the Company changed its number of authorized shares of Common Stock from 100,000,000 to 1,000,000,000 and provide for a ten for one forward split of the Registrant's shares of common stock outstanding.

On February 28, 2008, the Company closed a private placement offering of 367,647.6 units, each unit being offered for $1.70, for aggregate gross proceeds of $625,001. Each unit consists of (i) ten common stock shares, (ii) thirty Class A Warrant. Each Class A Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.27 per share, expiring five years from the date of purchase.

On February 28, 2008, the Company completed a subscription agreement pursuant to which it issued and sold 208,333 shares of common stock for the aggregate purchase price of $50,000, purchase price $0.24 per share.

On March 3, 2008, the Company signed a subscription agreement in which it issued to its legal counsel 300,000 shares of restricted common stock valued at $0.24 per share reflecting an aggregate value of $72,000 for legal services provided and warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.15 for a period of five years. In accordance with SFAS 123R
- Share-Based Payment, the warrants were valued using the Black-Scholes model at $1,031.

On March 10, 2008, the Company entered into a Securities Purchase Agreement and a Registration Rights Agreement with Tailor-Made Capital Ltd. ("TMC") relating to the issuance to TMC of 882,353 shares of the Company's common stock, par value $0.0001 per share, and a warrant to purchase up to 3,000,000 shares of the Company's common stock at a price of $0.27 per share (the "Warrant"). The shares were issued for deferred stock offering costs and valued at $0.24 per share for an aggregate price of $211,765. The warrant shall be in effect no later than March 2013. In accordance with SFAS 123R - Share-Based Payment, the warrants were valued using the Black-Scholes model at $8,770.

On March 25, 2008, the Company entered into a subscription agreement under which it issued 2,000,000 shares for cash payment of $50,000 and in consideration for services provided, warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.10 for a period of three years. The shares were valued at the trading price on the date of issuance of $0.30 for an additional expense of $550,000. In accordance with SFAS 123R - Share-Based Payment, the warrants were valued using the Black-Scholes model at $213,813.

On March 27, 2008 (pursuant to an agreement dated January 16, 2008), we issued 4,285,714 common stock shares to an investor for the aggregate purchase price of US $300,000, purchase price of $0.07 per share.

On March 27, 2008, the Company entered into a consulting services agreement with a consultant who provides the Company certain investor and market relations services in consideration for the issuance of 1,500,000 shares of common stock and a sum of $100,000 in cash. The common shares were valued at the trading price on the date of issuance of $0.30 per share for a total of $450,000. The expense will has been amortized over the one year service agreement beginning April 1, 2008.

On September 15, 2008, the Company closed a private placement for 116,707 common shares at a price of $0.15 per share for an aggregate of $17,488.

                                EASY ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 5 - CAPITAL STOCK (CONTINUED)

ISSUED AND OUTSTANDING (CONTINUED) -

WARRANTS OUTSTANDING -

Date Issued          Number of Warrants     Exercise Price        Expiry Date
-----------          ------------------     --------------        -----------
February 28, 2008        11,029,428             $ 0.27         February 28, 2013
March 3, 2008             1,000,000             $ 0.15         March 3, 2013
March 10, 2008            3,000,000             $ 0.27         March 10, 2013
March 25, 2008            1,000,000             $ 0.10         March 25, 2011

The value allocated to the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 3.94% and expected lives of 3 years to 5 years. The volatility was determined based upon the weekly trading price of the stock from the date of inception through December 31, 2008. Common stock issued for services was valued at the price of the shares issued for cash on or close to the date of issuance.

NOTE 6 - RELATED PARTY TRANSACTIONS

On May 17, 2007 (inception), the Company issued 40,000,000 shares of its common stock to its directors for cash of $2,000.

During the period ended December 31, 2008, the Company paid $723,222 in product development costs to a company wholly owned by the chief executive officer, president and director of the Company.

NOTE 7 - INCOME TAXES

The Company provides for income taxes under SFAS No. 109 - Accounting For Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $177,296, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $805,893.

                                EASY ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

STATEMENT NO. 153 - EXCHANGES OF NON-MONETARY ASSETS (AN AMENDMENT OF APB OPINION NO. 29)

The guidance in APB Opinion No. 29, ACCOUNTING FOR NON-MONETARY TRANSACTIONS, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has applied SFAS No. 153 to the changes made in the financial statements as of March 31, 2008 and December 31, 2008.

STATEMENT NO. 154 - ACCOUNTING CHANGES AND ERROR CORRECTIONS (A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3)

This Statement replaces APB Opinion No. 20, ACCOUNTING CHANGES, and FASB Statement No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in

                                EASY ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENT (CONTINUED)

accounting  principle.  This  Statement  applies  to all  voluntary  changes  in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company has applied SFAS No. 154 to the changes made in the financial statements as of March 31, 2008 and December 31, 2008.

SFAS NO. 155 - ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS-AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140

This Statement amends SFAB Statements No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The application of SFAS No. 155 did not have any effect on the Company's financial statements.

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

                                EASY ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

SFAS NO. 161 - DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133

This Statement is intended to enhance the disclosure requirements for derivative instruments and hedging activities as required by SFAS 133. The application of SFAS No. 161 did not have any effect on the Company's financial statements.

SFAS NO. 162 - THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLE

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

NOTE 9 - SUBSEQUENT EVENTS

On January 19, 2009, holders of majority of our voting power approved the amendment to our articles of incorporation to decrease the authorized number of shares of our Common Stock from 1,000,000,000 to 185,000,000 by written consent.

On February 23, 2009, the Company entered into a subscription agreement under which it issued 250,000 shares valued at $0.07 per share reflecting an aggregate value of $17,500 for consideration for services provided.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Easy Energy, Inc.


Dated: March 27, 2009        By: /s/ Guy Ofir
                                 -----------------------------------------------
                                 Guy Ofir
                                 Chief Executive Officer, President and Director



Dated: March 27, 2009        By: /s/ Emanuel Cohen
                                 -----------------------------------------------
                                 Emanuel Cohen
                                 Chief Financial Officer, Treasurer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                                    Title                              Date
         ----                                    -----                              ----


/s/ Guy Ofir                       Chief Executive Officer, President           March 27, 2009
-----------------------------      and Director
Guy Ofir


/s/ Emanuel Cohen                  Chief Financial Officer, Treasurer,          March 27, 2009
-----------------------------      Secretary and Director
Emanuel Cohen