Form 10-Q
period 2009-03-31
Easy Energy Inc
filed 2009-05-11
CIK 1415397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2009

                                       or

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

There were 95,202,778 shares of common stock, $0.00001 par value per share, outstanding on May 6, 2009.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (unaudited) ..................................   3

     Balance Sheet .........................................................   3

     Statements of Operations ..............................................   4

     Statements of Cash Flows ..............................................   5

     Statements of Stockholders' Equity ....................................   6

     Notes to Financial Statements .........................................   7

Item 2: Management's Discussion and Analysis or Plan of Operation ..........  15

Item 3:  Quantitative and Qualitative Disclosures about Market Risk ........  16

Item 4T: Controls and Procedures ...........................................  17

                          PART II - OTHER INFORMATION

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds .......  18

Item 6:  Exhibits ..........................................................  18

Signatures .................................................................  19

References in this Form 10-Q to "we", "us", "our", the "Company" and "Easy Energy" refers to Easy Energy, Inc. unless otherwise noted.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                EASY ENERGY, INC
                          (A Development Stage Company)
                                  Balance Sheet

                                                                      March 31,            December 31,
                                                                        2009                  2008
                                                                     -----------           -----------
                                                                     (Unaudited)            (Audited)
                                     ASSETS

CURRENT ASSETS:
  Cash in bank                                                       $     4,403           $   124,533
  Prepaid expenses                                                            --                12,500
  Prepaid expenses - stock related                                        88,978               112,500
                                                                     -----------           -----------

      Total current assets                                                93,381               249,533

OTHER ASSETS:
  Patent                                                                   8,500                    --
                                                                     -----------           -----------

      Total other assets                                                   8,500                    --
                                                                     -----------           -----------

TOTAL ASSETS                                                         $   101,881           $   249,533
                                                                     ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                           $    25,364           $       300
  Due to director                                                        111,876                    --
                                                                     -----------           -----------

      Total current liabilities                                          137,240                   300

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $0.0001per share,
   50,000,000 shares authorized, none outstanding                             --                    --
  Common stock, par value $0.00001 per share, 185,000,000 shares authorized; 94,802,778 and 93,302,778 shares
   issued and outstanding, respectively                                      948                   933
  Additional paid-in capital                                           2,758,389             2,653,404
  Deferred offering costs - stock related                               (211,765)             (211,765)
  (Deficit) accumulated during the development stage                  (2,582,931)           (2,193,339)
                                                                     -----------           -----------

      Total stockholders' equity (deficit)                               (35,359)              249,233
                                                                     -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $   101,881           $   249,533
                                                                     ===========           ===========


    The accompanying notes are an integral part of these financial statements

                                EASY ENERGY, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                   Three Months          Three Months         Cumulative From
                                                      Ended                 Ended               Inception
                                                     March 31,             March 31,             (May 17,
                                                       2009                  2008                  2007)
                                                    -----------           -----------           -----------
REVENUES                                            $        --           $        --           $        --
                                                    -----------           -----------           -----------
EXPENSES:
  General and administrative                              1,201                 1,476                16,262
  Filing fees                                            11,511                    --                19,009
  Product development                                   113,446               200,000               836,668
  Marketing                                              75,000                    --                75,000
  Professional fees                                     187,924               124,727             1,644,711
                                                    -----------           -----------           -----------

      Total general and administrative expenses         389,082               326,203             2,591,650
                                                    -----------           -----------           -----------

(LOSS) FROM OPERATIONS                                 (389,082)             (326,203)           (2,591,650)

OTHER INCOME (EXPENSE)                                     (510)                1,260                 8,717
                                                    -----------           -----------           -----------

INCOME BEFORE INCOME TAXES                             (389,592)             (324,943)           (2,582,933)

PROVISION FOR INCOME TAXES                                   --                    --                    --
                                                    -----------           -----------           -----------

NET (LOSS)                                          $  (389,592)          $  (324,943)          $(2,582,933)
                                                    ===========           ===========           ===========

(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic and Diluted       $     (0.00)          $     (0.00)
                                                    ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                     93,447,221            73,200,163
                                                    ===========           ===========


    The accompanying notes are an integral part of these financial statements

                                EASY ENERGY, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                    Three Months          Three Months         Cumulative From
                                                       Ended                 Ended               Inception
                                                      March 31,             March 31,             (May 17,
                                                        2009                  2008                  2007)
                                                     -----------           -----------           -----------
OPERATING ACTIVITIES:
  Net (loss)                                         $  (389,592)          $  (324,943)          $(2,582,933)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     Stock and warrants issued for services              105,000                    --               849,583
  Changes in net assets and liabilities-
     Prepaid expenses                                     36,022               (50,000)              (88,978)
     Accounts payable and accrued liabilities             25,064                    --                25,366
                                                     -----------           -----------           -----------

NET CASH USED IN OPERATING ACTIVITIES                   (223,506)             (374,943)           (1,796,962)
                                                     -----------           -----------           -----------
INVESTING ACTIVITIES:
  Patent costs                                            (8,500)                   --                (8,500)
                                                     -----------           -----------           -----------

NET CASH USED IN INVESTING ACTIVITIES                     (8,500)                   --                (8,500)
                                                     -----------           -----------           -----------
FINANCING ACTIVITIES:
  Issuance of common stock and warrants                       --             1,028,000             1,697,989
  Due to director                                        111,876                    --               111,876
                                                     -----------           -----------           -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                111,876             1,028,000             1,809,865
                                                     -----------           -----------           -----------

NET (DECREASE) INCREASE IN CASH                         (120,130)              653,057                 4,403

CASH - BEGINNING OF PERIOD                               124,533                72,688                    --
                                                     -----------           -----------           -----------

CASH - END OF PERIOD                                 $     4,403           $   725,745           $     4,403
                                                     ===========           ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                           $        --           $        --           $        --
                                                     ===========           ===========           ===========
  Income taxes                                       $        --           $        --           $        --
                                                     ===========           ===========           ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Stock issued for services                          $        --           $   113,824           $        --
                                                     ===========           ===========           ===========


    The accompanying notes are an integral part of these financial statements

                                EASY ENERGY, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                                                                (Deficit)
                                                                                               Accumulated
                                              Common Stock        Additional      Deferred      During the
                                           ------------------      Paid-in        Offering     Development
                                           Shares      Amount      Capital          Costs         Stage           Totals
                                           ------      ------      -------          -----         -----           ------
BALANCE - MAY 17, 2007                          --     $  --     $       --      $       --    $        --     $        --

Issued to founders on May 17, 2007
 @ 0.0005                               40,000,000       400          1,600              --             --           2,000
Private placement May 17, 2007
 @ 0.0002                               10,000,000       100          1,900              --             --           2,000
Private placement August 27, 2007
 @ 0.003                                30,333,190       303         90,697              --             --          91,000
Contributed capital                             --        --          7,500              --             --           7,500
Net (loss) for the period                       --        --             --              --        (30,112)        (30,112)
                                        ----------     -----     ----------      ----------    -----------     -----------
BALANCE - DECEMBER 31, 2007             80,333,190       803        101,697              --        (30,112)         72,388

Private placement January 16, 2008
 @ 0.07                                  4,285,714        43        299,957              --             --         300,000
Private placement February 28, 2008
 @ 0.17                                  3,676,480        37        624,964              --             --         625,001
Private placement February 28, 2008
 @ 0.24                                    208,333         2         49,998              --             --          50,000
Shares for services March 3, 2008
 @ 0.24                                    300,000         3         71,997              --             --          72,000
Shares for services March 10, 2008
 @ 0.24                                    882,353         9        211,756        (211,765)            --              (0)
Private placement March 25, 2008
 @ 0.02                                  2,000,000        20        599,980              --             --         600,000
Shares for services March 27, 2008
 @ 0.07                                  1,500,000        15        449,985              --             --         450,000
Private placement September 15, 2008
 @ 0.015                                   116,707         1         17,487              --             --          17,488
Contributed capital                             --        --          3,000              --             --           3,000
Fair value of warrants granted                  --        --        222,583              --             --         222,583
Net (loss) for the year                         --        --             --              --     (2,163,227)     (2,163,227)
                                        ----------     -----     ----------      ----------    -----------     -----------
BALANCE - DECEMBER 31, 2008             93,302,777       933      2,653,404        (211,765)    (2,193,339)        249,233

Shares for services February 23, 2009
 @ 0.07                                    250,000         3         17,498              --             --          17,500
Shares for services March 27, 2009
 @ 0.07                                  1,250,000        13         87,488              --             --          87,500

Net (loss) for the period                       --        --             --              --       (389,592)       (389,592)
                                        ----------     -----     ----------      ----------    -----------     -----------

BALANCE - MARCH 31, 2009                94,802,777     $ 948     $2,758,389      $ (211,765)   $(2,582,931)    $   (35,359)
                                        ==========     =====     ==========      ==========    ===========     ===========


    The accompanying notes are an integral part of these financial statements

                                EASY ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 1 - NATURE OF OPERATIONS

The Company was incorporated under the laws of the state of Nevada on May 17, 2007. The Company has limited operations and in accordance with Statements of Financial Accounting Standards ("SFAS") No. 7 - Accounting and Reporting by Development Stage Enterprises, is considered a development stage company, and has had no revenues from operations to date.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of the Company as of March 31, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2009, and the results of its operations and its cash flows for the periods ended March 31, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

                                EASY ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

INCOME TAXES

The Company provides for income taxes under SFAS No. 109 - Accounting for Income Taxes, and FASB Interpretation Number ("FIN") 48 - Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

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

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2009.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to March 31, 2009 and the Company has not established revenue sufficient to cover its operating expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan is to complete the design of the Company's product, to engage third party firms to manufacture the components of the product, develop and manufacture a first product suited to cellular phone use and explore potential distributors for the product. Management anticipates that cash on hand will not be sufficient to pay the Company's estimated expenses for the next twelve month period. Management expects to start generating revenue within 2-3 months but has no assurance that such revenues shall be generated and in what amounts. Management intends to fulfill any additional cash requirement through the sale of either equity or debt. However, the Company has not identified the source of additional cash and there is no guarantee that such funds will be available or if available that the terms will be acceptable to the Company.

The Company's continuation as a going concern is dependent on its ability to complete and market its product and to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                EASY ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 4 - DEFERRED OFFERING COSTS - STOCK RELATED

On March 10, 2008 the Company entered into agreements relating to the issuance of 882,353 shares of the Company's common stock, par value $0.00001 per share, and a warrant to purchase up to 3,000,000 shares of the Company's common stock at a price of $0.27 per share.

NOTE 5 - CAPITAL STOCK

COMMON SHARES - AUTHORIZED

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

On February 8, 2008, the Company changed its number of authorized shares of common stock from 100,000,000 to 1,000,000,000 and provide for a ten for one forward split of the Company's shares of common stock outstanding.

On February 28, 2008, the Company closed a private placement offering of 367,647.6 units, with each unit being offered for $1.70, for aggregate gross proceeds of $625,001. Each unit consists of (i) ten common stock shares, (ii) thirty Class A Warrants. Each Class A Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.27 per share, expiring five years from the date of purchase of the warrant.

On February 28, 2008, the Company completed a subscription agreement pursuant to which it issued and sold 208,333 shares of common stock for the aggregate purchase price of $50,000, purchase price $0.24 per share.

On March 3, 2008, the Company signed a subscription agreement in which it issued to its legal counsel 300,000 shares of restricted common stock valued at $0.24 per share reflecting an aggregate value of $72,000 for legal services and warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.15 for a period of five years. In accordance with SFAS 123R
- Share-Based Payment, the warrants were valued using the Black-Scholes model at $1,031.

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

On March 27, 2008, the Company entered into a consulting services agreement with a consultant who provides the Company certain investor and market relations services in consideration for the issuance of 1,500,000 shares of common stock and a sum of $100,000 in cash. The common shares were valued at the trading price on the date of issuance of $0.30 per share for a total of $450,000. The expense has been amortized over the one year service agreement beginning April 1, 2008.

On September 15, 2008, the Company closed a private placement for 116,707 common shares at a price of $0.15 per share for an aggregate of $17,488.

On February 23, 2009, the Company entered into a subscription agreement under which it issued 250,000 shares valued at $0.07 per share reflecting an aggregate value of $17,500 for consideration for services provided.

On March 29, 2009, (pursuant to an agreement dated February 10, 2009), the Company issued 1,250,000 common stock shares to consultants for an aggregate value of $87,500, purchase price of $ 0.07.

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

NOTE 6 - RELATED PARTY LOANS AND TRANSACTIONS

On May 17, 2007 (inception), the Company issued 40,000,000 shares of its common stock to its directors for a cash payment of $2,000.

During the period ended March 31, 2009, the Company paid $276,000 in product development costs to a company wholly owned by the Chief Executive Officer, President and Director of the Company.

As of March 31, 2009, loans from directors and stockholders amounted to $111,876 and represented working capital advances from Mr. Guy Ofir, Director and stockholder of the Company. The loans are unsecured, non-interest bearing, and due on demand.

NOTE 7 - INCOME TAXES

The Company provides for income taxes under SFAS No. 109 - Accounting For Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $594,074, which is calculated by multiplying a 23% estimated tax rate by the cumulative NOL of $2,582,933.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

                                EASY ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

                                EASY ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENT (CONTINUED)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behaviour (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behaviour may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

                                EASY ENERGY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENT (CONTINUED)

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

NOTE 9 - SUBSEQUENT EVENTS

On April 1, 2009, the Company closed a private placement for 400,000 common shares at a price of $0.05 per share for an aggregate of $20,000.

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

During the three months ended March 31, 2009 we accomplished the following:

MECHANICAL PARTS:
Product plastic cover tools - ready for mass production
Internal mechanical parts tools - in process & will be ready mid-end of May `09 Metal parts tools will be ready end of April `09

ELECTRONIC PARTS & PCB:
Tools are ready for mass production.

PACKAGING:
Design in process and will be completed for mass production early May 2009 Packaging samples will be ready end of May 2009

CONNECTORS:
700 samples are ready for distribution.

PRODUCTION SCHEDULE:
The first pilot run of 1,000 units is scheduled for early June `09, with full mass production scheduled for the end June `09.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008 AND CUMULATIVE FROM INCEPTION (MAY 17, 2007) TO MARCH 31, 2009

During the three months ended March 31, 2009 and 2008 we incurred operating expenses of $389,082 and $326,203, respectively which include $113,446 and $200,000 of product development costs, $187,924 and $124,727 in professional fees related to accounting, consulting and legal, $11,511 and $0 related to filing fees, $75,000 and $0 related to Marketing and $1,201 and $1,476 of general and administrative expenses. Expenses increased from the comparative period due to an overall increase in our activity and increased expenses as a result of being a reporting company.

During the inception through March 31, 2009, we incurred operating expenses of $2,591,650, which include $836,668 of product development costs, $1,644,711 in professional fees related to accounting, consulting and legal, $19,009 related to filing fees, $75,000 related to Marketing and $16,262 of general and administrative expenses. Expenses increased from the comparative period due to an overall increase in activity by the company and increased expenses as a result of being a reporting company.

NET LOSS

We incurred a loss of $389,592 for the three months ended March 31, 2009 compared to $324,943 for the three month ended March 31, 2008 and $2,582,933 from Inception (May 17, 2007) through March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of March 31, 2009, we had cash of $4,403, representing a net decrease in cash of $120,130 since December 31, 2008.

Cash generated by financing activities during the three months ended March 31, 2009 amounted to $111,876 resulting from due to director and represented working capital advances from a director and stockholder of the Company Mr. Guy Ofir. Cash used in operating activities amounted to $223,506 represented by a loss of $389,592 adjusted for a change in prepaid expenses of $36,022, change in accounts payable and accrued liabilities of $25,064 and by a non-cash adjustment for contributed capital and common stock and warrants issued for services totalling $105,000.

OFF-BALANCE SHEET ARRANGEMENTS

Our Company does not have any off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe our business is not currently subject to market risk. All of our business is currently conducted in US dollars, which is our functional currency. We have no debt and are not subject to any interest rate risk.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "1934 Act") as of the end of the period covered by this quarterly report, being the fiscal quarter ended March 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

The small size of our company makes the proper identification and authorization of transactions difficult, as the company has essentially only two individuals overseeing this process. Given our company's small size, we also have difficulties with separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. Additionally, the Company's officers are also its sole board members. This does not provide an adequate level of layers of internal controls, which in turn make it difficult to accumulate information required to be disclosed by our company in the reports that it files or submits under the 1934 Act. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2009.

There was no change to our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 29, 2009, (pursuant to an agreement dated February 10, 2009), the Company issued 1,250,000 common stock shares to consultants for an aggregate value of $87,500, purchase price of $ 0.07.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

* Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EASY ENERGY, INC.


                                By: /s/Guy Ofir
                                   --------------------------------------
                                   Guy Ofir, President
                                   (Principal Executive Officer)

                                   Dated: May 6, 2009


                               By: /s/Emanuel Cohen
                                  ---------------------------------------
                                  Emanuel Cohen, Secretary, Treasurer
                                  (Principal Financial Officer)

                                  Dated: May 6, 2009