Form 10-Q
period 2009-06-30
Easy Energy Inc
filed 2009-08-06
CIK 1415397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2009

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 000-53002


                                EASY ENERGY, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                               26-0204284
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

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

There were 96,202,778 shares of common stock, $0.00001 par value per share, outstanding on August 5, 2009.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited) ...................................   3

     Balance Sheet .........................................................   3
     Statements of Operations ..............................................   4
     Statements of Cash Flows ..............................................   5
     Statements of Stockholders' Equity ....................................   6
     Notes to Financial Statements .........................................   7

Item 2: Management's Discussion and Analysis Or Plan of Operation ..........  14

Item 3:Quantitative and Qualitative Disclosures about Market Risk ..........  15

Item 4T: Controls and Procedures ...........................................  16

                          PART II - OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds ........  17

Item 6: Exhibits ...........................................................  17

Signatures .................................................................  18


References in this Form 10-Q to "we", "us", "our", the "Company" and "Easy Energy" refers to Easy Energy, Inc. unless otherwise noted.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                EASY ENERGY, INC
                          (A Development Stage Company)
                                 Balance Sheets

                                                                            June 30,            December 31,
                                                                              2009                  2008
                                                                          -----------           -----------
                                                                          (Unaudited)            (Audited)
ASSETS

CURRENT ASSETS:
  Cash in bank                                                            $     9,164           $   124,533
  Inventory                                                                    11,844                    --
  Prepaid expenses                                                                 --                12,500
  Prepaid expenses - stock related                                             62,709               112,500
                                                                          -----------           -----------
      Total current assets                                                     83,717               249,533

OTHER ASSETS:
  Patent                                                                        8,500                    --
                                                                          -----------           -----------

      Total other assets                                                        8,500                    --
                                                                          -----------           -----------

TOTAL ASSETS                                                              $    92,217           $   249,533
                                                                          ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                $       516           $       300
  Due to director                                                             324,456                    --
                                                                          -----------           -----------
      Total current liabilities                                               324,972                   300

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $0.0001per share,
   50,000,000 shares authorized, none outstanding                                  --                    --
  Common stock, par value $0.00001 per share, 185,000,000 shares authorized; 95,202,778 and 93,302,778 shares
   issued and outstanding, respectively                                           952                   933
  Additional paid-in capital                                                2,778,385             2,653,404
  Deferred offering costs - stock related                                    (211,765)             (211,765)
  (Deficit) accumulated during the development stage                       (2,800,327)           (2,193,339)
                                                                          -----------           -----------
      Total stockholders' equity (deficit)                                   (232,755)              249,233
                                                                          -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $    92,217           $   249,533
                                                                          ===========           ===========


    The accompanying notes are an integral part of these financial statements

                                EASY ENERGY, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                Cumulative
                                               Three Months Ended                  Six Months Ended                From
                                                     June 30,                          June 30,                  Inception
                                          -----------------------------     ------------------------------        (May 17,
                                              2009             2008             2009              2008              2007)
                                          ------------     ------------     ------------      ------------      ------------
REVENUES                                  $         --     $         --     $         --      $         --      $         --
                                          ------------     ------------     ------------      ------------      ------------
EXPENSES:
  General and administrative                       744            4,475            1,945             4,475            17,006
  Filing fees                                      605            1,600           12,116             1,600            19,614
  Product development                          169,722          130,000          294,114           330,000         1,017,336
  Marketing                                         --               --           75,000                --            75,000
  Professional fees                             52,620          143,910          223,264         1,113,190         1,680,050
                                          ------------     ------------     ------------      ------------      ------------

Total general and administrative
 expenses                                      223,691          279,985          606,439         1,449,265         2,809,006
                                          ------------     ------------     ------------      ------------      ------------

(LOSS) FROM OPERATIONS                        (223,691)        (279,985)        (606,439)       (1,449,265)       (2,809,006)

OTHER INCOME (EXPENSE)                             (39)           3,763             (549)            5,023             8,678
                                          ------------     ------------     ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                    (223,730)        (276,222)        (606,988)       (1,444,242)       (2,800,328)

PROVISION FOR INCOME TAXES                          --               --               --                --                --
                                          ------------     ------------     ------------      ------------      ------------

NET (LOSS)                                $   (223,730)    $   (276,222)    $   (606,988)     $ (1,444,242)     $ (2,800,328)
                                          ============     ============     ============      ============      ============

(LOSS) PER COMMON SHARE:
  (Loss) per common share - Basic
   and Diluted                            $      (0.00)    $      (0.00)    $      (0.01)     $      (0.02)
                                          ============     ============     ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC AND DILUTED     95,202,777       93,186,070       94,128,744        87,783,730
                                          ============     ============     ============      ============


    The accompanying notes are an integral part of these financial statements

                                EASY ENERGY, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                           Cumulative
                                                            Six Months Ended                  From
                                                                June 30,                   Inception
                                                     ------------------------------         (May 17,
                                                         2009               2008              2007)
                                                     -----------        -----------        -----------
OPERATING ACTIVITIES:
  Net (loss)                                         $  (606,988)       $(1,444,242)       $(2,800,328)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     Contributed capital                                      --              3,000                 --
     Stock and warrants issued for services              105,000            957,083            849,583
  Changes in net assets and liabilities -
     Inventory                                           (11,844)                --            (11,844)
     Prepaid expenses                                     62,291            (37,500)           (62,708)
     Accounts payable and accrued liabilities                216             19,416                516
                                                     -----------        -----------        -----------

NET CASH USED IN OPERATING ACTIVITIES                   (451,325)          (502,243)        (2,024,781)
                                                     -----------        -----------        -----------
INVESTING ACTIVITIES:
  Patent costs                                            (8,500)                --             (8,500)
                                                     -----------        -----------        -----------

NET CASH USED IN INVESTING ACTIVITIES                     (8,500)                --             (8,500)
                                                     -----------        -----------        -----------
FINANCING ACTIVITIES:
  Issuance of common stock and warrants                   20,000          1,025,001          1,717,989
  Due to director                                        324,456                 --            324,456
                                                     -----------        -----------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                344,456          1,025,001          2,042,445
                                                     -----------        -----------        -----------

NET (DECREASE) INCREASE IN CASH                         (115,369)           522,758              9,164

CASH - BEGINNING OF PERIOD                               124,533             72,688                 --
                                                     -----------        -----------        -----------

CASH - END OF PERIOD                                 $     9,164        $   595,446        $     9,164
                                                     ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                           $        --        $        --        $        --
                                                     ===========        ===========        ===========
  Income taxes                                       $        --        $        --        $        --
                                                     ===========        ===========        ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Contributed capital                                $        --        $     3,000        $        --
                                                     ===========        ===========        ===========
  Stock issued for services                          $   105,000        $   957,083        $   849,583
                                                     ===========        ===========        ===========


    The accompanying notes are an integral part of these financial statements

                                EASY ENERGY, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                                                                (Deficit)
                                                                                               Accumulated
                                              Common Stock        Additional      Deferred      During the
                                           ------------------      Paid-in        Offering     Development
                                           Shares      Amount      Capital          Costs         Stage           Totals
                                           ------      ------      -------          -----         -----           ------
BALANCE - MAY 17, 2007                          --     $  --     $       --      $       --    $        --     $        --

Issued to founders on May 17, 2007
 @ 0.0005                               40,000,000       400          1,600              --             --           2,000
Private placement May 17, 2007
 @ 0.0002                               10,000,000       100          1,900              --             --           2,000
Private placement August 27, 2007
 @ 0.003                                30,333,190       303         90,697              --             --          91,000
Contributed capital                             --        --          7,500              --             --           7,500
Net (loss) for the period                       --        --             --              --        (30,112)        (30,112)
                                        ----------     -----     ----------      ----------    -----------     -----------
BALANCE - DECEMBER 31, 2007             80,333,190       803        101,697              --        (30,112)         72,388

Private placement January 16, 2008
 @ 0.07                                  4,285,714        43        299,957              --             --         300,000
Private placement February 28, 2008
 @ 0.17                                  3,676,480        37        624,964              --             --         625,001
Private placement February 28, 2008
 @ 0.24                                    208,333         2         49,998              --             --          50,000
Shares for services March 3, 2008
 @ 0.24                                    300,000         3         71,997              --             --          72,000
Shares for services March 10, 2008
 @ 0.24                                    882,353         9        211,756        (211,765)            --              (0)
Private placement March 25, 2008
 @ 0.02                                  2,000,000        20        599,980              --             --         600,000
Shares for services March 27, 2008
 @ 0.07                                  1,500,000        15        449,985              --             --         450,000
Private placement September 15, 2008
 @ 0.015                                   116,707         1         17,487              --             --          17,488
Contributed capital                             --        --          3,000              --             --           3,000
Fair value of warrants granted                  --        --        222,583              --             --         222,583
Net (loss) for the year                         --        --             --              --     (2,163,227)     (2,163,227)
                                        ----------     -----     ----------      ----------    -----------     -----------
BALANCE - DECEMBER 31, 2008             93,302,777       933      2,653,404        (211,765)    (2,193,339)        249,233

Shares for services February 23, 2009
 @ 0.07                                    250,000         3         17,498              --             --          17,500
Shares for services March 27, 2009
 @ 0.07                                  1,250,000        13         87,488              --             --          87,500
Private placement April 1, 2009
 @ 0.05                                    400,000         4         19,996              --             --          20,000

Net (loss) for the period                       --        --             --              --       (606,988)       (606,988)
                                        ----------     -----     ----------      ----------    -----------     -----------

BALANCE - JUNE 30, 2009                 95,202,777     $ 952     $2,778,385      $ (211,765)   $(2,800,327)    $  (232,755)
                                        ==========     =====     ==========      ==========    ===========     ===========

    The accompanying notes are an integral part of these financial statements

                               EASY ENERGY , INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of the Company as of June 30, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2009, and the results of its operations and its cash flows for the periods ended June 30, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

                               EASY ENERGY , INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

REVENUE RECOGNITION

Revenue from product sales is generally recognized at the time the product is shipped, with provisions established for price reduction programs and for estimated returns. Upon shipment, the company also provides for estimated cost that may be incurred for products warranties and post sales support.

INVENTORY

Inventories are stated at the lower of cost or market value with cost determined using primarily the first-in, first-out method.

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

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of June 30, 2009.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to June 30, 2009 and the Company has not established revenue sufficient to cover its operating expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                               EASY ENERGY , INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 3 - GOING CONCERN (CONTINUED)

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

                               EASY ENERGY , INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

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

                               EASY ENERGY , INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

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

During the period ended June 30, 2009, the Company paid $235,800 in product development costs to a company wholly owned by the Chief Executive Officer, President and Director of the Company.

As of June 30, 2009, loans from directors and stockholders amounted to $324,972 and represented working capital advances from a director and stockholder of the Company. The loans are unsecured, non-interest bearing, and due on demand.

NOTE 7 - INCOME TAXES

The Company provides for income taxes under SFAS No. 109 - Accounting For Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $644,075, which is calculated by multiplying a 23% estimated tax rate by the cumulative NOL of $2,800,329.

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

                               EASY ENERGY , INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

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

                               EASY ENERGY , INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENT (CONTINUED)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

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

NOTE 9 - EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

On August 4, 2009, the Company entered into subscription agreements with two investors under which it issued 1,000,000 shares for cash payment of $65,000.

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

During the three months ended June 30, 2009 we accomplished the following:

     1.   We started to execute the international marketing plan.
     2. Our production line is now ready for mass production complete with advanced Quality Control equipment consisting of two advanced test units, one for mechanical issues and the other for the electronics.
     3.   A pilot run of 500 units was successful.
     4.   The design of a new YoGen, with a lithium battery, is now complete.

Our objectives for the third quarter are as follows:

     1.   Mass produce the YoGen.
     2.   Execute the comprehensive marketing plan.
     3. Complete the molds and set up the production line for the Lithium battery equipped YoGen.
     4.   Start manufacturing the YoGen Max model.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008 AND SIX MONTHS ENDED JUNE 30, 2009 COMPANRED TO THE SIX MONTHS ENDED JUNE 30, 2008 AND CUMULATIVE FROM INCEPTION (MAY 17, 2007) TO JUNE 30, 2009

During the three months ended June 30, 2009 and 2008 we incurred operating expenses of $223,691 and $279,985, respectively which include $169,722 and $130,000 of product development costs, $52,620 and $143,910 in professional fees related to accounting, consulting and legal, $605 and $1,600 related to filing fees, $744 and $4,475 of general and administrative expenses.

During six month ended June 30, 2009 and 2008 we incurred operating expenses of $606, 439 and $1,449,265, respectively which include $294,114 and $330,000 of product development costs, $223,264 and $1,113,190 in professional fees related to accounting, consulting and legal, $12,116 and 1,600 related to filing fees, $75,000 and $0 related to marketing, $1,945 and 4,475 of general and administrative expenses. Expenses increased from the comparative period due to an overall increase in our activity .

During the inception through June 30, 2009, we incurred operating expenses of $2,809,006, which include $1,017,336 of product development costs, $1,680,050 in professional fees related to accounting, consulting and legal, $19,614 related to filing fees, $75,000 related to Marketing and $17,006 of general and administrative expenses. Expenses increased from the comparative period due to an overall increase in activity by the company.

NET LOSS

We incurred a loss of $223,730 for the three months ended June 30, 2009 compared to $276,222 for the three months ended June 30, 2008, $606,988 for the six months ended June 30, 2009 compared to $1,444,242 for the six months ended June 30, 2008 and $2,800,328 from Inception (May 17, 2007) through June30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of June 30, 2009, we had cash of $9,164, representing a net decrease in cash of $115,369 since December 31, 2008.

Cash generated by financing activities during the six months ended June 30, 2009 amounted to $344,456 resulting from issuance of common stock and from due to director and represented working capital advances from a director and stockholder of the Company Mr. Guy Ofir. Cash used in operating activities amounted to $451,325 represented by a loss of $606,988 and Inventory of $11,844 adjusted for a change in prepaid expenses of $62,291, change in accounts payable and accrued liabilities of $216 and by a non-cash adjustment for contributed capital and common stock and warrants issued for services totalling $105,000.Cash used in investing activities amounted to $8,500 represented by a patent costs of $8,500.

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

The small size of our company makes the proper identification and authorization of transactions difficult, as the company has essentially only two individuals overseeing this process. Given our company's small size, we also have difficulties with separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. Additionally, the Company's officers are also its sole board members. This does not provide an adequate level of layers of internal controls, which in turn make it difficult to accumulate information required to be disclosed by our company in the reports that it files or submits under the 1934 Act. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2009.

There was no change to our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

----------
* Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EASY ENERGY, INC.


                                By: /s/ Guy Ofir
                                   --------------------------------------
                                   Guy Ofir, President
                                   (Principal Executive Officer)

                                   Dated: August 5, 2009


                               By: /s/ Emanuel Cohen
                                  ---------------------------------------
                                  Emanuel Cohen, Secretary, Treasurer
                                  (Principal Financial Officer)

                                  Dated: August 5, 2009