Form 10-Q
period 2009-09-30
Easy Energy Inc
filed 2009-11-23
CIK 1415397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 96,202,778 shares of common stock, $0.00001 par value per share, outstanding on November 20, 2009.

TABLE OF CONTENTS

References in this Form 10-Q to "we", "us", "our", the "Company" and "Easy Energy" refers to Easy Energy, Inc. unless otherwise noted.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EASY ENERGY, INC
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash in bank	$8,480	$124,533
Inventory - work in process	434,369	-
Prepaid expenses	-	12,500
Prepaid expenses - stock related	36,459	112,500

Total current assets	479,308	249,533

Other Assets:
Patent	8,500	-

Total other assets	8,500	-

Total Assets	$487,808	$249,533

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$23,062	$300
Customer deposits	295,400	-
Loan payable - related party	141,170	-
Due to director	309,830	-

Total current liabilities	769,462	300

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock, par value $0.0001per share,
50,000,000 shares authorized, none outstanding	-	-
Common stock, par value $0.00001 per share, 185,000,000 shares authorized; 96,202,778 and 93,302,778 shares
issued and outstanding, respectively	962	933
Additional paid-in capital	2,843,377	2,653,404
Deferred offering costs - stock related	(211,765)	(211,765)
(Deficit) accumulated during the development stage	(2,914,228)	(2,193,339)

Total stockholders' equity (deficit)	(281,654)	249,233

Total Liabilities and Stockholders' Equity (Deficit)	$487,808	$249,533

The accompanying notes are an integral part of these financial statements

EASY ENERGY, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
	Three Months Ended		Nine Months Ended		From
	September 30,		September 30,		Inception
	2009	2008	2009	2008	(May 17, 2007)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative	831	1,026	2,776	5,501	17,837
Investor relations	3,000	-	13,395	-	13,395
Filing fees	530	985	2,251	2,585	9,749
Product development	62,570	134,000	356,684	464,000	1,079,906
Marketing	5,250	-	80,250	-	80,250
Professional fees	42,028	174,219	265,292	1,287,409	1,722,079

Total general and administrative expenses	114,209	310,230	720,648	1,759,495	2,923,216

(Loss) from Operations	(114,209)	(310,230)	(720,648)	(1,759,495)	(2,923,216)

Other Income (Expense)	310	2,433	(240)	7,456	8,988

Income before Income Taxes	(113,899)	(307,797)	(720,888)	(1,752,039)	(2,914,228)

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(113,899)	$(307,797)	$(720,888)	$(1,752,039)	$(2,914,228)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	95,202,777	93,186,066	94,355,891	90,722,674

The accompanying notes are an integral part of these financial statements

EASY ENERGY, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
	Nine Months Ended		From
	September 30,		Inception
	2009	2008	(May 17, 2007)
Operating Activities:
Net (loss)	$(720,888)	$(1,752,039)	$(2,914,228)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Contributed capital	-	3,000	3,000
Stock and warrants issued for services	105,000	1,294,583	1,449,583
Changes in net assets and liabilities-
Inventory - work in process	(434,369)	-	(434,369)
Prepaid expenses	88,541	(250,000)	(36,459)
Customer deposits	295,400	-	295,400
Accounts payable and accrued liabilities	22,763	2,500	23,064

Net Cash Used in Operating Activities	(643,553)	(701,956)	(1,614,009)

Investing Activities:
Patent costs	(8,500)	-	(8,500)

Net Cash Used in Investing Activities	(8,500)	-	(8,500)

Financing Activities:
Issuance of common stock and warrants	85,000	1,042,489	1,179,989
Loan from related party	141,170	-	141,170
Loans from director	309,830	-	309,830

Net Cash Provided by Financing Activities	536,000	1,042,489	1,630,989

Net (Decrease) Increase in Cash	(116,053)	340,533	8,480

Cash - Beginning of Period	124,533	72,688	-

Cash - End of Period	$8,480	$413,221	$8,480

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Contributed capital	$-	$3,000	$-
Stock and warrants issued for services	$105,000	$1,507,379	$1,612,379

The accompanying notes are an integral part of these financial statements

EASY ENERGY, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity

					(Deficit)
					Accumulated
			Additional	Deferred	During the
	Common stock		Paid-in	Offering	Development
	Shares	Amount	Capital	Costs	Stage	Totals

Balance -May 17, 2007	-	$-	$-	$-	$-	$-

Issued to founders on May 17, 2007 @ 0.0005	40,000,000	400	1,600	-	-	2,000
Private placement May 17, 2007 @ 0.0002	10,000,000	100	1,900	-	-	2,000
Private placement August 27, 2007 @ 0.003	30,333,190	303	90,697	-	-	91,000
Contributed capital	-	-	7,500	-	-	7,500
Net (loss) for the period	-	-	-	-	(30,112)	(30,112)

Balance - December 31, 2007	80,333,190	803	101,697	-	(30,112)	72,388

Private placement January 16, 2008 @ 0.07	4,285,714	43	299,957	-		300,000
Private placement February 28, 2008 @ 0.17	3,676,480	37	624,964	-	-	625,001
Private placement February 28, 2008 @ 0.24	208,333	2	49,998	-		50,000
Shares for services March 3, 2008 @ 0.24	300,000	3	71,997	-		72,000
Shares for services March 10, 2008 @ 0.24	882,353	9	211,756	(211,765)	-	-
Shares for services March 25, 2008 @ 0.02	2,000,000	20	599,980	-		600,000
Shares for services March 27, 2008 @ 0.07	1,500,000	15	449,985	-		450,000
Private placement September 15, 2008 @ 0.015	116,707	1	17,487	-	-	17,488
Contributed capital	-	-	3,000	-		3,000
Fair value of warrants granted	-	-	222,583	-	-	222,583
Net (loss) for the year	-	-	-	-	(2,163,227)	(2,163,227)

Balance - December 31, 2008	93,302,777	933	2,653,404	(211,765)	(2,193,339)	249,233

Shares for services February 23, 2009 @ 0.07	250,000	3	17,498	-	-	17,500
Shares for services March 27, 2009 @ 0.07	1,250,000	13	87,488	-	-	87,500
Private placement April 1, 2009 @ 0.05	400,000	4	19,996	-	-	20,000
Private placement July 23, 2009 @ 0.065	1,000,000	10	64,990	-	-	65,000
Net (loss) for the period	-	-	-	-	(720,888)	(720,888)

Balance - September 30, 2009	96,202,777	$962	$2,843,375	$(211,765)	$(2,914,227)	$(281,655)

The accompanying notes are an integral part of these financial statements

EASY ENERGY , INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 - NATURE OF OPERATIONS

The Company was incorporated under the laws of the state of Nevada on May 17, 2007. The Company is a development stage company as it has limited operations and has had no revenues from operations to date.

The company is in the business of developing and manufacturing battery charging solutions for small hand-carried devices. The Company has received purchase orders for its YoGen product and has begun manufacture of the product.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of the Company as of September 30, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009, and the results of its operations and its cash flows for the periods ended September 30, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

INCOME TAXES

The Company provides for income taxes under FASB Accounting Standards Codification ("ASC") 740 – Income Taxes which requires the use of an asset and liability approach in accounting for income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

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

ADVERTISING COSTS

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of September 30, 2009.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to September 30, 2009 and the Company has not established revenue sufficient to cover its operating expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

On January 16, 2008, we issued 4,285,714 common stock shares to an investor for the aggregate purchase price of US $300,000, purchase price of $0.07 per share.

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

On March 10, 2008, the Company entered into a Securities Purchase Agreement and a Registration Rights Agreement with Tailor-Made Capital Ltd. (“TMC”) relating to the issuance to TMC of 882,353 shares of the Company's common stock, par value $0.0001 per share, and a warrant to purchase up to 3,000,000 shares of the Company's common stock at a price of $0.27 per share (the “Warrant”). The shares were issued for deferred stock offering costs and valued at $0.24 per share for an aggregate price of $211,765. The warrant shall be in effect no later than March 2013. In accordance with SFAS 123R - Share-Based Payment, the warrants were valued using the Black-Scholes model at $8,770.

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

On April 1, 2009, the Company closed a private placement for 400,000 common shares at a price of $0.05 per share for an aggregate of $20,000.

On July 23, 2009, the Company closed a private placement for 1,000,000 common shares at a price of $0.065 per share for an aggregate of $65,000.

WARRANTS OUTSTANDING -

Date Issued	Number of Warrants	Exercise Price	Expiry Date
February 28, 2008	11,029,428	$0.27	February 28, 2013
March 3, 2008	1,000,000	$0.15	March 3, 2013
March 10, 2008	3,000,000	$0.27	March 10, 2013
March 25, 2008	1,000,000	$0.10	March 25, 2011

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

From inception through September 30, 2009, the Company paid $989,022 in product development costs to a company wholly owned by the Chief Executive Officer, President and Director of the Company.

As of September 30, 2009, loans from directors and stockholders amounted to $309,830 and represented working capital advances from a director and stockholder of the Company. The loans are unsecured, non-interest bearing, and due on demand.

As of September 30, 2009, a company owned by a director and stockholder loaned $141,170 to the Company. The loan is unsecured, non-interest bearing, and due on demand.

NOTE 7 - INCOME TAXES

The Company provides for income taxes under FASB Accounting Standards Codification ("ASC") 740 – Income Taxes which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset before reduction by the valuation allowance is $670,272, which is calculated by multiplying a 23% estimated tax rate by the cumulative NOL of $2,914,228.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

 In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The rovisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).
Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161, has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

NOTE 9 – RECLASSIFICATIONS

Certain items have been reclassified to conform to the current period presentation.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated events occurring between the balance sheet date and November 20, 2009, the date the financial statements were issued, and found no events that require disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. Such forward-looking statements appear in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding our expectations regarding our short – and long-term capital requirements and our business plan and estimated expenses for the coming 12 months. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Easy Energy, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risks Related to Our Business" in Part I, Item 1, "Description of Business" of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and in our registration statement on Form S-1 no 333-150468, which was declared effective on October 31, 2008. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

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

We are a development stage company with limited operations and no revenues from our business operations.  Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have completed the development and manufacturing of our product. In November 2008, we completed the final version of our Yogen product and the product is now ready for mass production.  We have completed finalization of the design of the smaller of our two models of YoGen® chargers and finalized and executed an agreement with a Chinese manufacturing firm to begin mass production of the two YoGen® products.

As of November 16, 2009 we received purchase orders for the YoGen totalling $700,000 of which $295,400 was received as deposits.

During the three months ended September 30, 2009 we accomplished the following:

1.	Started mass production of the Yogen.

2.
Start massive selling of the Yogen (we sold 11K of Yogens to our manufacturer’s representative in the UK & Ireland, Green Pulse Ltd and 39K of  Yogens to our manufacturer’s representative in North America and Mexico, Fame Inc.

3.	Fully completed the design of the Yogen Max and started to manufacturing two models of the Yogen Max.

Our objectives for the last quarter of 2009 quarter are as follows:

1.	To complete manufacturing of Yogens and supply it to our manufacturer’s representative.

2.	To continue our world-wide marketing plan, focus on participating in relevant exhibitions around the world.

3.	To complete the production of two working models of the Yogen Max.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPANRED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND CUMULATIVE FROM INCEPTION (MAY 17, 2007) TO SEPTEMBER 30, 2009

During the three months ended September 30, 2009 and 2008 we incurred operating expenses of $114,209 and $310,230, respectively which include $62,570 and $134,000 of product development costs, $42,028 and $174,219  in  professional fees related to accounting, consulting and legal, $530 and $985 related to filing fees, $831 and $1,026 of general and administrative expenses, $3,000 and $0 in investor  relations fees, $5,250 and $0 related to marketing.

During nine month ended September 30, 2009 and 2008 we incurred operating expenses of $720,648 and $1,759,495, respectively which include $356,684 and $464,000 of  product development costs, $265,292 and $1,287,409 in professional fees related to accounting, consulting and legal, $2,251 and  $2,585 related to filing fees, $80,250 and $0 related to marketing, $2,776 and $5,501 of general and administrative expenses,  $13,395 and $0 in investor relations fees. Operating Expenses for the nine months ended September 30, 2008 were greater than in the nine months ended September 30, 2009 mainly due to shares issued for professional fees.During the inception through September  30, 2009, we incurred operating expenses of $2,923,216, which include $1,079,906 of product development costs, $1,722,079 in professional fees related to accounting, consulting and legal, $9,749  related to filing fees, $80,250 related to Marketing and $17,837 of general and administrative expenses, $13,395 in investor relations fees.

NET LOSS

We incurred a loss of $113,899 for the three months ended September 30, 2009 compared to  $307,797 for the three months ended September 30, 2008, $720,888 for the nine months ended  September 30, 2009 compared to $1,752,039 for the nine months ended September 30, 2008  and $2,914,228 from Inception (May 17, 2007) through September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of  September 30, 2009, we had cash of $8,480, representing a net decrease in cash of $116,053 since December 31, 2008.

Cash generated by financing activities during the six months ended September 30, 2009 amounted to $536,000 resulting from issuance of common stock, from due to director and from due to related party and represented working capital  advances from a director and stockholder of the Company Mr. Guy Ofir and loan  from  Pipera a company owned by a director and stockholder Mr. Guy Ofir. Cash used in operating activities amounted to $643,553 represented by a loss of $720,888 adjusted for a change in Inventory of $434,369, change in prepaid expenses of $88,541, change in accounts payable and accrued liabilities of $22,763, change in customer deposits of $295,400 and  by a non-cash adjustment for common stock and warrants issued for services totalling $105,000.Cash used in investing activities amounted to $8,500 represented by a patent costs of $8,500.

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

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the “1934 Act”) as of the end of the period covered by this quarterly report, being the fiscal quarter ended September 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

The small size of our company makes the proper identification and authorization of transactions difficult, as the company has essentially only two individuals overseeing this process. Given our company's small size, we also have difficulties with separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. Additionally, the Company's officers are also its sole board members. This does not provide an adequate level of layers of internal controls, which in turn make it difficult to accumulate information required to be disclosed by our company in the reports that it files or submits under the 1934 Act. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2009.

There was no change to our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 1, 2009, the Company closed a private placement for 400,000 common shares at a price of $0.05 per share for an aggregate of $20,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number    Exhibit Description

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

EASY ENERGY, INC.

By:	/s/Guy Ofir
Guy Ofir, President
(Principal Executive Officer)

Dated: November 20, 2009

By:	/s/Emanuel Cohen
Emanuel Cohen, Secretary, Treasurer
(Principal Financial Officer)
Dated: November 20, 2009