Form 10-K
period 2009-12-31
Easy Energy Inc
filed 2010-04-19
CIK 1415397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2009, approximately 102,202,778 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2009, the last business day of the 2nd fiscal quarter, was approximately $2,917,078 based on the closing price of $0.06 for the registrant's common stock as quoted on the Over-the-Counter Bulletin Board on that date. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of April 19, 2010, the registrant's shares of common stock outstanding were 102,202,777.

                                EASY ENERGY, INC.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements." Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plan" "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - "Business" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual Report and include statements regarding the following: the efficiency of our products, the expected development and potential benefits from our products to consumers, our marketing strategy, progress in our efforts to develop our facilities and our products and to achieve and maintain regulatory approvals, the potential market demand for our products, our expectations regarding our short- and long-term capital requirements, our plans to open a factory, our ability to raise additional capital, the potential exhaustion of our cash balances during the first quarter of 2010, our outlook for the coming months and information with respect to any other plans and strategies for our business.

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

                                  INTRODUCTION

Unless otherwise specified or required by context, as used in this annual report, the terms "we," "our," "us" and the "Company" each refer to Easy Energy, Inc.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP).

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1     Business                                                            3
Item 1A    Risk Factors                                                        7
Item 1B    Unresolved Staff Comments                                          12
Item 2     Properties                                                         12
Item 3     Legal Proceedings                                                  12
Item 4     Submission of Matters to a Vote of Security Holders                12

PART II

Item 5     Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                  13
Item 6     Selected Financial Data                                            14
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                           14
Item 7A    Quantitative and Qualitative Disclosures About Market Risk         18
Item 8     Financial Statements and Supplementary Data                        18
Item 9     Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                           19
Item 9A(T) Controls and Procedures                                            19
Item 9B    Other Information                                                  21

PART III

Item 10    Directors, Executive Officers and Corporate Governance             21
Item 11    Executive Compensation                                             22
Item 12    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    23
Item 13    Certain Relationships and Related Transactions, and Director
           Independence                                                       24
Item 14    Principal Accountant Fees and Services                             24

PART IV

Item 15    Exhibits, Financial Statement Schedules                            25

SIGNATURES                                                                    45

                                     PART I

ITEM 1. BUSINESS

OVERVIEW OF THE COMPANY

We are a development stage corporation in the business of developing battery charging solutions for small hand-carried devices. We were incorporated on May 17, 2007 in the State of Nevada.

CORPORATE BACKGROUND

Easy Energy, Inc. was incorporated under the laws of the State of Nevada on May 17, 2007. We are a development stage company that generated minimal revenues from our operation to date. We currently have no employees other than our two board members who act as our officers. We are developing a novel, man-powered charger solution for the problems related to the ongoing power requirements of small hand-carried battery-powered personal electronic devices. The development of our products is not done by us, but through Pipera Technologies Ltd., or Pipera, a company wholly owned and CONTROLLED by our president, chief executive officer and director, Mr. Guy Ofir.

Our principal executive office is located at Suite 105 - 5348 Vegas Dr., Las Vegas, Nevada 89108. Our telephone number is (702) 442-1166. We also have offices in Israel at 40 Baz St. Karmiel, Israel 20100, Tel. No. +972-4-988 8314. We do not have any subsidiaries.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended December 31, 2009, our independent registered public accounting firm included an explanatory paragraph regarding our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered public accounting firm.

OUR PRODUCTS

We are the sole owner of the YoGen(R) product suite of compact man-powered generators, which are designed to provide an innovative and effective solution to the currently underserved need of the almost limitless users of portable electronics devices for a power source that will ensure those devices' ability to operate in circumstances in which conventional recharging sources are unavailable. Included in the product line are the basic YoGen(R), a slim, pocket-sized charger for small devices such as cell phones, GPS, iPods, etc., which is operated by a convenient pull-cord; the YoGen Max(TM), a compact, fold-up foot-driven charger for laptop computer sized devices which also includes its own battery pack; and the most recently prototyped YoGen Max(TM), which is intended to replace a conventional cell phone battery and provide pull-cord charging capability without the need for a stand-alone charger. All of our products have been developed and created by Pipera, A COMPANY WHOLLY OWNED AND controlled by our president, chief executive officer and director, Mr. Guy Ofir..

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

We have completed finalization of the design of the smaller of two models of YoGen(R) chargers and finalized and executed an agreement with a Chinese manufacturing firm to begin mass production of the two YoGen(R) products. We began selling the products on May of 2009.

At the 2010 International Consumer Electronics Show in Las Vegas, Nevada, the Company's YoGen(R) product was given one of the "Best of CES 2010" award.

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

The efficiency with which our YoGen(R) device recharges a cell phone is significantly dependent on the phone's dedicated built-in charging controller which regulates maximum charging current. For a majority of up-to-date cellular phone models, these controllers permit a charging current supplying about 5 watts, which is the output of our device. A few older cellular phone models permit less of a charge. For those phones, YoGen(R) is equipped with a switch for a "lower power" mode.

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

We have completed the design of YoGen Max(TM).

YOGEN-BAT(TM)

YoGen Bat(TM) is a compact hand-powered electromechanical generator that is integrated inside of a cell phone battery. YoGen Bat(TM) employs a pull cord with handle hand charging mechanism, similar to but smaller than that of the original YoGen(R) charger. We are in the development stage of our first prototype.

PRODUCTION AND SALES OF PRODUCTS

During the fiscal period ending December 31, 2009 started mass production of the Yogen(R) and sold 11,000 Yogen(R) devices to our manufacturer's representative in the UK and Ireland, Green Pulse Ltd., and 39,000 Yogen(R) devices to our manufacturer's representative in North America and Mexico, Fame Inc.

MARKETING STRATEGY

We market our product in the United States and the U.K. through our distributors Fame LLC and Green Pulse, Ltd., respectively, We also plan to sign distribution and marketing agreements with potential distributors in Europe, Turkey, India and other countries in which we are currently in negotiations.

We plan to offer our product at a comparable price to other re-charging systems. We will stress advantages such as clean energy source, use with a wide array of products and dependability.

Our Chief Executive Officer, President and Director, Mr. Guy Ofir, is in charge of executing our marketing plan.

THE MARKET OPPORTUNITY

Our target market consists of the following market segments: cellular phones, which are our main initial market, laptops and notebooks, mobile hand held computers, PDAs, GPS devices and smart phones, and digital still cameras and camcorders, all of which we believe are markets with tremendous growth opportunities.

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

There are other products in the market, but normally such products are unbranded copies of the above-mentioned designs.

We seek to differentiate ourselves by providing a slimmer and lighter generator at a competitive price.

INTELLECTUAL PROPERTY

The technologies of both the YoGen(R) and the Yogen Max(TM) and YoGen Bat(TM) have been invented by Alexander Sromin and Michael Fridhendler. Mr. Sromin is an alumnus of the Academy for Aviation & Space Instruments in St. Petersburg, Russia with 22 years of research and development experience related to a wide range of electric machines and electromechanical systems. His professional scope covers compact permanent magnet motors, actuators (including linear, rotating, reciprocating, multi-axis, etc.) and generators in the range from Microelectromechanical systems up to 100 KW. He is an author of more than 30 articles and inventor of 10 inventions. Mr. Friedhendler graduated from The Technion University in Haifa, Israel. He has 25 years of experience in multi-disciplinary hi-tech ventures promotion and technological support. He succeeded in numerous application projects in the field of mobile and internet GPS and J2ME software projects among others. His expertise relates to electronics, communications, cellular technology, internet and video data transfer.

Both Mr. Sromin and Mr. Fridhendler worked for Pipera and, during the course of their work, developed these technologies. Mr. Sromin and Mr. Fridhendler have been assisted by Mr. Roman Lanzet, who serves as production manager at Pipera. Mr. Sromin, Mr. Fridhendler, Mr. Lanzet and Pipera assigned their rights in the technologies of these products to us.

                       YoGen(R) - Man-Powered Slim Charger

    #       Country      Filing Date         App. No.                    Pub. No.                Status
  ----      -------      -----------         --------                    --------                ------
    1         U.S.       August 20, 2007    11/841,046           US 2009-0051317 Publication    Allowed
                                                                 Date: February 26, 2009;
              PCT
    2    (International  July 2, 2008      PCT/IL2008/000908     WO/2009/024960  Publication    Published Israeli
          Application)                                           Date: February 26, 2009        National Phase filed
                                                                                                on February 21, 2010
                                                                                                and International Phase
                                                                                                filed February 21, 2010

        YoGen Max(TM) - Foldable Charger with Two Axial Flux Alternators

    #       Country      Filing Date         App. No.                       Status
  ----      -------      -----------         --------                       ------
    1         PCT
         (International  June 29, 2008       PCT/IL2008/000882             Published
          Application)                       WO2010/007608 Publication
                                             Date: January 21, 2010

    2        Canada      September 8, 2008   2,638,242                     Pending examination


             YoGen BatTM - Ultra Slim Hybrid Electric Energy Source

    #       Country      Filing Date         App. No.                       Status
  ----      -------      -----------         --------                       ------
    1         PCT
         (International  September 17, 2008  PCT/IL2008/001244             Filed
          Application)

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

CUSTOMERS

Currently we have three main customers, Fame LLC (2009 sales of 76%), Green Pulse, Ltd. (2009 sales of 21%) and Backup Energy Ltd.

EMPLOYEES

Currently our only employees are our two directors, who provide us with services for no compensation. We are intending to hire following employees: marketing manager, production manager and chief technology officer. We are currently searching for candidates to fill such positions.

RESEARCH AND DEVELOPMENT

Currently we do not have any research and development capabilities and our research and development is being done through Pipera. We have halted the research and development of the YoGen Max(TM) and YoGen Bat(TM) products until we have sufficient financing to continue with it.

From the date of our inception through December 31, 2009 and for the years ended December 31, 2009 and 2008, we spent $1,102,310, 379,087 and 723,223, respectively, on research and development costs, of which $1,039,023 was paid to Pipera.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE LIMITED OPERATING HISTORY AND HAVE SUSTAINED LOSSES SINCE INCEPTION, WHICH WE EXPECT TO CONTINUE INTO THE FUTURE.

We were incorporated on May 17, 2007, and have very limited operations to date. We have minimal revenues to date. Our products are under development. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to December 31, 2009 is $3,769,318. Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development, testing and marketing of our product. Based on arrangements made with potential distributors and the development stage of our product, we believe that we are at least 3 months away from generating significant revenues. We may be wrong and may fail to generate significant revenues in the future. If we cannot attract a sufficient number of customers, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

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

Our budgeted expenditures for the next twelve months are $4,410,000 to fund on-going operations, massive production of the YoGen(R) and planned research and development programs. Because we have only generated minimal revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Management estimates that our current cash balances will be exhausted during the first quarter of 2010 provided we do not have any unanticipated expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing, especially given the credit crisis and the current market conditions.

Our ability to successfully develop our product and to eventually produce and sell it to generate operating revenues depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, minimal revenues and only losses to date, we may not be able to achieve this goal, and if this occurs we will not be able to pay for our operations and we may go out of business. We will likely need to issue additional equity securities or borrow money in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our product and our business model and the current credit crisis. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders and may cause decrease in our share price. Obtaining loans will increase our liabilities and future cash commitments.

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

IF OUR ESTIMATES RELATED TO EXPENDITURES ARE ERRONEOUS OUR BUSINESS WILL FAIL AND YOU WILL LOSE YOUR ENTIRE INVESTMENT.

Our success is dependent in part upon the accuracy of our management's estimates of expenditures, which are currently budgeted at $4,410,000 to fund on-going operations, massive production of the YoGen(R) and planned research and development programs (See "Liquidity and Capital Resources"). If such estimates are erroneous or inaccurate we may not be able to carry out our business plan, which could, in a worst-case scenario, result in the failure of our business and you losing your entire investment.

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

WE MAY BE EXPOSED TO LIABILITY FOR INFRINGING INTELLECTUAL PROPERTY RIGHTS OF OTHER COMPANIES.

Our success will, in part, depend on our ability to operate without infringing on the proprietary rights of others. Although we have conducted searches and are not aware of any patents and trademarks which our products or their use might infringe, we cannot be certain that infringement has not occurred or will not occur. We could incur substantial costs, in addition to the great amount of time lost, in defending any patent or trademark infringement suits or in asserting any patent or trademark rights, in a suit with a third party.

OUR BUSINESS MODEL MAY NOT BE SUFFICIENT TO ENSURE OUR SUCCESS IN OUR INTENDED MARKET.

Our survival is currently dependent upon the success of our efforts to gain market acceptance of one line of products that ultimately represents a small sector in the overall charger industry. Should our services be too narrowly focused or should the target market not be as responsive as we anticipate, we may not have in place alternate products or services that we can offer to ensure our survival.

IF WE ARE UNABLE TO COMPLETE THE DEVELOPMENT OF OUR PRODUCT WE WILL NOT BE ABLE TO GENERATE REVENUES AND YOU WILL LOSE YOUR INVESTMENT.

We have not completed the development of our proposed products and we have no definitive contracts or licenses for the sale or use of our product, except for one distribution agreement that is still dependent on our ability to manufacture our products. The success of our proposed business will depend on the completion and the acceptance of our products by the general public. Achieving such acceptance will require significant marketing investment. Our products, once developed and tested, may not be accepted by our customers at sufficient levels to support our operations and build our business. If the proposed products that we will develop are not accepted at sufficient levels, our business will fail.

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

Our products do not require large capital expenditures for their development or manufacture. As a result, barriers to entering this industry may be low. If the intellectual property protection with respect to the man-powered charger products does not prove effective, a competitor with limited financial resources may be able to successfully compete with us.

BECAUSE OUR EXECUTIVE OFFICERS ARE EMPLOYED ELSEWHERE, THEY WILL BE UNABLE TO DEVOTE THEIR SERVICES TO OUR COMPANY ON A FULL TIME BASIS AND THE PERFORMANCE OF OUR BUSINESS MAY SUFFER, OUR BUSINESS COULD FAIL AND INVESTORS COULD LOSE THEIR ENTIRE INVESTMENT.

Mr. Guy Ofir, our President, Chief Executive Officer and director, currently devotes approximately 48 hours a week to our Company.1 Mr. Emanuel Cohen, our Secretary, Chief Financial Officer, Treasurer and a director, is employed elsewhere and he devotes 10 to 15 hours a week to our Company. As a result of Mr. Cohen's partial engagement, the management of our Company could under-perform, our business could fail and investors could lose their entire investment.

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

BECAUSE OUR EXECUTIVE OFFICERS CONTROL A LARGE PERCENTAGE OF OUR COMMON STOCK, THEY HAVE THE ABILITY TO INFLUENCE MATTERS AFFECTING OUR STOCKHOLDERS.

Our executive officers, in the aggregate, beneficially own approximately 49% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our executive officers control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our management has concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2009. Our compliance with Section 404 will require that we incur substantial expense and expend significant management efforts. If we are not able to comply with such requirements of Section 404 in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WAS NOT CONSIDERED EFFECTIVE AS OF DECEMBER 31, 2009 AND MAY CONTINUE TO BE INEFFECTIVE IN THE FUTURE, WHICH COULD RESULT IN OUR FINANCIAL STATEMENTS BEING UNRELIABLE, GOVERNMENT INVESTIGATION OR LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS.

Our management has concluded that our internal control over financial reporting was not effective as of December 31, 2009, as a result of several material weaknesses. Descriptions of the material weaknesses are included in Item 9A(T), "Control and Procedures", in this Annual Report on Form 10-K. The material weaknesses could result in a misstatement of substantially all accounts and disclosures, which would result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Errors in our financial statements could require a restatement or prevent us from timely filing our periodic reports with the SEC. Additionally, ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information. Our internal control over financial reporting has also not yet been audited by our independent registered public accounting firm.

While we are planning to take actions to remediate the material weaknesses, we cannot be certain that any remedial measures we plan to take will be effective in remedying all identified deficiencies in our internal control over financial reporting or result in the design, implementation and maintenance of adequate controls over our financial processes and reporting in the future. Our inability to remediate the material weaknesses or any additional material weaknesses that may be identified in the future could, among other things, cause us to fail to timely file our periodic reports with the SEC and require us to incur additional costs and divert management resources. Additionally, the effectiveness of our or any system of internal controls is subject to inherent limitations, and therefore we cannot be certain that our internal control over financial reporting or our disclosure controls and procedures will prevent or detect future errors or fraud in connection with our financial statements.

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

POTENTIAL POLITICAL, ECONOMIC AND MILITARY INSTABILITY IN ISRAEL MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our principal offices and operations are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been an increase in hostilities between Israel and the Palestinians, which has adversely affected the peace process and has negatively influenced Israel's relationship with its Arab citizens and several Arab countries. Such ongoing hostilities may hinder Israel's international trade relations and may limit the geographic markets, where we can sell our products as well. Furthermore, the United States Department of State has issued advisories regarding travel to Israel, impeding the ability of travelers to attain travel insurance. Furthermore, during July and August of 2006 there were hostilities between Israel and the Hezbollah terrorist organization operating in Lebanon, and the north of Israel has been hit by rockets launched from Lebanon. In December 2008, Israel launched a military operation against armed forces of the Hamas terror organization in the Gaza strip, in order to stop the firing of missiles and rockets from the Gaza strip to Israeli territories. Any hostilities involving Israel or threatening Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could adversely affect our operations.

RISKS ASSOCIATED WITH OUR COMMON STOCK

BECAUSE WE CAN ISSUE ADDITIONAL COMMON SHARES, PURCHASERS OF OUR COMMON STOCK MAY INCUR IMMEDIATE DILUTION AND MAY EXPERIENCE FURTHER DILUTION.

We are authorized to issue up to 185,000,000 common shares, of which 102,202,778 are issued and outstanding as of April 19, 2010. Our board of directors has the authority to cause our Company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our Company in the future.

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

FINANCIAL INDUSTRY REGULATION AUTHORITY SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, the Financial Industry Regulation Authority, or FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive and head office is located at Suite 105 - 5348 Vegas Dr., Las Vegas, NV 89108. Our office is rented on a month to month sub-lease at a cost of $50 per month. We also have an office in Israel at 26 Haga'aton Blvd., Nahariya 22401, which is leased to us free of charge by our directors. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. RESERVED

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER

PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our stock is listed for quotation on the OTC Bulletin Board under the trading symbol "ESYE.OB". Our common shares initially began trading on the OTC Bulletin Board on December 26, 2007. The following table sets forth, for the periods indicated, the high and low bid prices for each quarter within the fiscal years ended December 31, 2008 and December 31, 2009 as reported by the quotation service operated by the OTC Bulletin Board. All quotations for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                    Year 2008              High          Low
                    ---------             ------       ------

                  First Quarter           $ 0.30       $ 0.15
                  Second Quarter          $ 0.30       $ 0.12
                  Third Quarter           $ 0.30       $ 0.16
                  Fourth Quarter          $ 0.17       $ 0.02

                  First Quarter           $ 0.10       $ 0.04
                  Second Quarter          $ 0.08       $ 0.04
                  Third Quarter           $ 0.10       $ 0.04
                  Fourth Quarter          $ 0.07       $ 0.04

On April 16, 2010, the closing bid price of our common stock as reported on the OTC Bulletin Board was $0.045 per share.

Holladay Stock Transfer is the registrar and transfer agent for our common shares. Their address is 2939 North 67th Place, Scottsdale, Arizona 85251, U.S.A., telephone: +1 (480) 481-3940.

RECENT SALES OF UNREGISTERED SECURITIES

On July 2, 2009, we issued 250,000 of our stock to our consultants at a price of $0.07 per share for an aggregate price of $17,500.

On July 23, 2009, we closed a private placement offering of 1,000,000 common shares at a price of $0.065 per share with aggregate proceeds of $65,000.

On November 15, 2009, we closed a private placement offering of 2,500,000 common shares and 1,000,000 warrants at a price of $0.05 per share with aggregate proceeds of $125,000. Each warrant is exercisable into one common share at an exercise price of $0.15 for a two-year period expiring November 15, 2011.

On November 20, 2009, we issued 500,000 shares of our common stock for services at a price $0.05 per share with aggregate price of $25,000.

On November 20, 2009, we closed a private placement offering of 2,500,000 common shares and 1,250, 000 warrants at a price of $0.05 per share with aggregate proceeds of $125,000. Each warrant is exercisable into one common share at an exercise price of $0.15 for a two-year period expiring November 20, 2011.

These issuances were deemed exempt under Regulation S and/or Regulation D under the Securities Act of 1933, as amended, or the Act, and/or Section 4(2) of the Act.

HOLDERS

On April 19, 2010, we had 65 holders of record of our common stock and 102,202,778 shares of our common stock were issued and outstanding, plus an additional 18,529,440 shares of common stock issuable upon the exercise of outstanding warrants. Some of our shares are held in brokers' accounts, so we are unable to give an accurate statement of the number of beneficial stockholders.

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

EQUITY COMPENSATION PLAN INFORMATION

As of April 19, 2010 and as of December 31, 2009, the end of our most recently completed fiscal year, we did not have any equity compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K.

We are a development stage company with limited operations and minimal revenues from our business operations. Our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months.

During the fiscal period ending December 31, 2009 we completed the design of the Yogen(R) and Yogen Max(TM), we started mass production of the Yogen(R) and sold 11,000 Yogen(R) devices to our manufacturer's representative in the UK and Ireland, Green Pulse Ltd., and 39,000 Yogen(R) devices to our manufacturer's representative in North America and Mexico, Fame Inc.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

For the years ended December 31, 2009 and 2008 the Company had sales of $66,400 and $0, respectfully. Cost of goods sold for the year ended December 31, 2009 was $54,144. Gross profit for the year ended December 31, 2009 was $12,256.

During the fiscal years ended December 31, 2009 and 2008 we incurred operating expenses of $773,670 and $2,770,084, respectively which include $379,087 and $723,223 of research and development costs, and $394,583 and $2,046,861 in general and administrative expenses. Expenses increased from the comparative period due to an overall increase in our activity and the beginning of mass production of the Yogen(R) products.

From our inception through December 31, 2009, we incurred operating expenses of $3,566,747, which include $1,102,310 of research and development costs, and $2,464,437 in general and administrative expenses.

NET LOSS

We incurred a loss of $761,414 and $2,761,524 for the fiscal years ended December 31, 2009 and 2008, respectively, and $3,545,549 from our inception to December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had cash of $105,438, representing a net decrease in cash of $19,096 since December 31, 2008. Cash generated by financing activities during the fiscal year ended December 31, 2009 amounted to $819,899 resulting from the sale of stock and warrants in private placements and unsecured, due on demand, interest-free loans of $484,899 from a director and related party. Cash used in operating activities amounted to $830,495 represented by a loss of $761,414 adjusted by common stock issued for services of $105,000, reduced by changes in inventory of $3,721, reduced by deposits of $447,865 related to manufacturing, accounts payable of $5,996 and customer deposits of $271,509. Cash used for investing activities for the year ended December 31, 2009 was $8,500 to register a patent.

For the year ended December 31, 2009, we recorded a net operating loss of $761,414 and have an accumulated deficit of $3,545,549 since inception. As of December 31, 2009, we had cash on hand of $105,438 and $447,865 in deposits related to manufacturing. For the subsequent 12 months, management estimates minimum cash requirements of approximately $4,410,000 to fund on-going operations, massive production of the YoGen(R) and planned research and development programs. Accordingly, we do not have sufficient funds to meet our plan of operation over the next 12 months and will need to obtain further financing through issuance of shares, debentures or convertible debentures or other financing sources. We will also endeavor to access available funding from research and development grants or loans from various public and private research granting agencies. Moreover, all cash operating expenses will be carefully monitored to ensure we can meet our obligations as they become due.

Due to the recent global financial recession, there can be no assurance that additional financing will be available when needed or, if available, on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we may not be able to meet our obligations as they become due and may be forced to scale down or perhaps even cease business operations.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities financing to meet our cash requirements. We have also been dependent on debt financing from our Chief Executive Officer and an affiliate of the Chief Executive Officer, there is no assurance that these advances will continue or be under terms which are acceptable. We expect this situation to continue for the foreseeable future. We anticipate that we will have positive cash flows from operations in the next twelve month period.

GOING CONCERN

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful development of our technologies into a marketable product and successful and sufficient market acceptance of our products once developed and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in significant dilution of the equity interests of our current stockholders. Obtaining commercial or other loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Due to the uncertainty of our ability to meet current operating and capital expenses, our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their audit report for the period ended December 31, 2009.

OUR PRINCIPAL BUSINESS OBJECTIVES FOR FISCAL YEAR 2010 ARE:

     - To continue manufacturing the Yogen(R) products in mass quantities and sell them world widely.
     - To register the Yogen(R)patent in Japan, Israel, Europe Countries, China, India & South Korea.

     -    To complete the development of the Yogen Max(TM) product.
     - At the end of the third quarter, we plan to produce all molds for Yogen Max(TM)product.
     - At the end of the third quarter, we plan to refocus on the development of the Yogen Bat(TM)product.

ANTICIPATED CASH REQUIREMENTS

We estimate our minimum cash requirements until the end of fiscal year 2010 to be as follows:

                                            Present to      April 2010 to     July 2010 to    October 2010 to     Present to
                                            March 2010        June 2010      September 2010    December 2010    December 2010
                                            ----------        ---------      --------------    -------------    -------------
YoGen(R) manufacturing                      $  350,000       $  450,000        $  900,000        $1,800,000       $3,500,000
Yogen(R) Patent Registrations               $    5,000       $   30,000                --                --       $   35,000
Advertising/Marketing for Yogen(R)          $   50,000               --                --                --       $   50,000
YoGen Max(TM) R&D                           $  160,000       $  100,000        $  100,000                --       $  360,000
YoGen Max(TM) Molds                                 --               --                --        $   75,000       $   75,000
Yogen Bat(TM) R&D                                   --               --                --        $  200,000       $  200,000
Legal/Accounting                            $   15,000       $   15,000        $   15,000        $   25,000       $   70,000
Miscellaneous & Traveling Expenditures      $   30,000       $   30,000        $   30,000        $   30,000       $  120,000
                                            ----------       ----------        ----------        ----------       ----------

                                            $  610,000       $  625,000        $1,045,000        $2,130,000       $4,410,000
                                            ==========       ==========        ==========        ==========       ==========

OUTLOOK

Our current cash, may not be sufficient to meet our anticipated requirements for the next 12 months. We believe that our future growth will depend upon the success of our sales. There is no assurance, however, that such growth may be achieved. Our future sustainability also depends on our ability to raise sufficient capital to meet our future expenses, either by making additional offerings of our stock, assuming additional debt or a combination of stock and debt offerings. We are looking constantly for sources of funding. If we are unable to obtain the financing necessary to support our operations, we may need to take measures to reduce our operating costs, or, if such measures will not be sufficient, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in the Company.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not expect to purchase any significant equipment over the twelve months. We are going to spend over $100,000 in purchasing equipment for our future factory.

OFF-BALANCE SHEET ARRANGEMENTS

Our Company does not have any off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

RELATED PERSON TRANSACTIONS

During 2009, the Company received $484,899 in advances from the Chief Executive officer. Of the total, $141,170 was obtained from Pipera, a company wholly owned and controlled by the our president, chief executive officer and director, Mr. Guy Ofir. These advances were non-interest bearing, unsecured and due on demand.

During the period ended December 31, 2009, the Company paid $324,300 in product development costs and $200,000 letter of credit to Pipera, a company wholly owned and controlled by our president, chief executive officer and director, Mr. Guy Ofir. This advance was non-interest bearing, unsecured and due on demand. The Company's directors provide our Company office space free of charge.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. See the information under the heading "Cautionary Note Concerning Forward-Looking Statements" contained in this Annual Report on Form 10-K.

OUR MOST CRITICAL ACCOUNTING POLICIES ARE AS FOLLOWS:

REVENUE RECOGNITION AND CUSTOMER DEPOSITS

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured. There is no stated right of return for products. Sales are recognized upon shipment of products to customers. As of December 31, 2009 and 2008, respectively, the Company had no reserves and there have been no returns to date.

The Company collects a percentage of the sales price from its customers in advance of shipment. Upon shipment, customer deposits become earned revenues. The Company had $271,509 and $0 of such deposits on hand as of December 31, 2009 and 2008, respectively.

SHARE-BASED PAYMENTS

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards' grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as general and administrative expense

INCOME TAXES

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, "INCOME TAXES," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, "INCOME TAXES - INTRAPERIOD TAX ALLOCATION," clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

EARNINGS PER SHARE

In accordance with accounting guidance now codified as FASB ASC Topic 260, "EARNINGS PER SHARE," basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at December 31, 2009 and 2008:

                                 2009                2008
                              ----------          ----------
     Warrants                 18,529,440          16,029,440

Since the Company reflected a net loss in 2009 and 2008, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

On January 28, 2008, the Company declared a 10 for 1 forward split. All share and per share amounts have been retroactively restated.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, "FAIR VALUE MEASUREMENTS AND DISCLOSURES," which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company's business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company's financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, "SUBSEQUENT EVENTS," which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company's business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, "GENERALLY ACCEPTED ACCOUNTING PRINCIPLES," as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company's business, financial condition or results of operations, but will impact the Company's financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's financial statements.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Berman & Company, P.A., independent certified public accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
     2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and
     3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on this assessment, management concluded that as of December 31, 2009 it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As of December 31, 2009, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2009.

The Company's assessment identified certain material weaknesses which are set forth below:

FINANCIAL STATEMENT CLOSE PROCESS

The Company currently has an insufficient level of monitoring and oversight controls for review and recording of stock issuances, agreements and contracts, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions.

ENTITY LEVEL CONTROLS

There are insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

The Company currently has insufficient resources and an insufficient level of monitoring and oversight, which may restrict the Company's ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition, the limited size of the accounting department makes it impractical to achieve and optimum segregation of duties.

There are limited processes and limited or no documentation in place for the identification and assessment of internal and external risks that would influence the success or failure of the achievement of entity-wide and activity-level objectives.

FUNCTIONAL CONTROLS AND SEGREGATION OF DUTIES

Because of the Company's limited resources, there are limited controls over information processing, and no internal controls over the accuracy, completeness and authorization of transactions.

There is an inadequate segregation of duties consistent with control objectives. Our Company's management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

There is a lack of top level reviews in place to review targets, product development, joint ventures or financing. All major business decisions are carried out by the officers with board of director approval when needed.

Accordingly, as the result of identifying the above material weaknesses we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company's business operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report herein.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us by preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the material weaknesses pertaining to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

     (1)  We will document a formal code of ethics.
     (2) We will revise processes to provide for a greater role of independent board members in the oversight and review until such time that we are adequately capitalized to permit hiring additional personnel to address segregation of duties issues, ineffective controls over the revenue cycle and insufficient supervision and review by our corporate management.
     (3) We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to December 31 2009, we have undertaken the following steps to address the deficiencies stated above:

     * Commenced the development of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision

ITEM 9B. OTHER INFORMATION

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

                                 Position Held                                           Date First Elected
   Name                        with the Company                                Age          or Appointed
   ----                        ----------------                                ---          ------------
Guy Ofir         Chief Executive Officer, President and Director                37           May 17, 2007

Emanuel Cohen    Chief Financial Officer, Secretary, Treasurer and Director     60           May 17, 2007

The biographies of each of the nominees and continuing directors below contains information regarding the person's service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused us to determine that the person should serve as a director for the Company.

MR. GUY OFIR has been serving as our Chief Executive Officer, President and a member of our board of directors since May 17, 2007. Mr. Ofir is an attorney and owned a law firm in Israel which specializes in corporate and international law.

His law firm employed several lawyers and represents over 100 companies. Mr. Ofir is also the owner of Pipera. In addition to his work in our Company, he also manages investments and companies in Romania. His wholly owned company (Guy Ofir & Co. SRL) deals with land and properties in Bucharest. Mr. Ofir has not served as a director of any company during the past five years, or been involved in any legal proceedings during the past ten years.

We believe Mr. Ofir's qualifications to sit on our board of directors include his years of experience as an attorney and a business owner, as well as the deep understanding of our products that he has acquired over several years of service on our board of directors.

MR. EMANUEL COHEN has been serving as our Secretary, Treasurer and a member of our board of directors since May 17, 2007. Mr. Cohen is a major stockholder and a director of several privately owned companies in Israel and in the United States. His expertise includes land, properties & fabrics. He is the President of Amitex & Emday Ltd., one of the largest Israeli fabric companies. Mr. Cohen is also a shareholder in Lev Hazom Ltd., Hafia Zamin Ltd., Leved Adi Properties Ltd, and Mashko Ltd, all of which are private companies which hold land & properties in Israel. In addition to his activities in Europe and Israel, Mr. Cohen is also a shareholder in the following companies which hold land and properties in the USA - Echo investments LLC, Bilou Capital investment LLC and Eden Associated LLC. Previously he was an officer in Israel's largest bank, Bank Hapoalim Ltd. Mr. Cohen has not served as a director of any company during the past five years, or been involved in any legal proceedings during the past ten years.

We believe Mr. Cohen's qualifications to sit on our board of directors include his years of experience as a business owner, as well as the deep understanding of our products that he has acquired over several years of service on our board of directors.

There are no family relationships among our directors or executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based solely on our review of such forms or written representations from reporting persons, we believe that during fiscal year ended December 31, 2009, our executive officers and directors and other reporting persons filed on a timely basis all of the reports required by Section 16(a) ), except that a Form 4 covering an aggregate of 1,701,000 shares of common stock was not timely filed by Mr. Ofir. A Form 5 was filed on February 16, 2010 with respect to such shares.

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

CODE OF ETHICS

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer, because we are a small company in its early stages of existence and have not yet generated enough revenues to justify the expense of creating and adopting such a code. As our business grows and we hire additional employees and appoint additional officers, we expect to adopt a Code of Ethics.

EMPLOYEES

Currently our only employees are our two directors who are also our officers.

ITEM 11. EXECUTIVE COMPENSATION

No executive officer of our Company has received any compensation during 2009 or 2008.

EQUITY AWARDS

Since our inception to the period ended December 31, 2009, we have not adopted any stock option plans or other equity or other compensatory plans, and we have not granted any stock options nor stock appreciation right to any of our directors or executive officers.

COMPENSATION OF DIRECTORS

None of our directors has received any compensation from our inception to December 31, 2009. We do not currently have any arrangements pursuant to which directors are or will be compensated in the future for any services provided as directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

We have not entered into any employment agreement or consulting agreements with our directors and executive officers. We have no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

COMPENSATION COMMITTEE

We do not presently have a compensation committee. Due to the size of our Company, our board of directors currently performs functions related to oversight of compensation. Both members of our board of directors participated in deliberations concerning executive officer compensation during the last completed fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The Company has no compensation plans under which equity securities are authorized for issuance.

The following table sets forth certain information, to the best of our knowledge, as of April 19, 2010 (unless provided herein otherwise), with respect to holdings of our Common Stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Common Stock outstanding as of such date; (2) each of our directors; (3) each of our executive officers; and (4) all of our directors and our current executive officers as a group. Each stockholder has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

                                      Amount and Nature of         Percent of
Name of Beneficial Owner              Beneficial Ownership          Class (1)
------------------------              --------------------          ---------

Guy Ofir (2)                               27,014,953                  26%
40 Baz St., Karmiel 20100
Israel

Emanuel Cohen (3)                          23,675,000                  23%
51 Bilu St.,
Ra'anan, Israel

Directors and Executive Officers
 as a Group (2 persons)                    50,689,953                  49%

----------
(1) Based on 102,202,778 shares of our common stock issued and outstanding as of April 19, 2010. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.
(2) Mr. Ofir is one of our two directors and an executive officer. Includes 4,865,800 shares owned by Mr. Ofir's wife. Mr. Ofir disclaims beneficial ownership of these shares. Also included are 425,000 shares to which Mr. Ofir disclaims beneficial ownership. On October 28, 2009, the Company rescinded 425,000 shares previously issued pursuant to a consulting arrangement with a third party and such rescinded shares were subsequently registered in the name of Mr. Ofir subject to the issuer making a decision with regard to their disposition.
(3) Mr. Cohen is one of our two directors and an executive officer. Includes 3,675,000 shares owned by Mr. Cohen's wife. Mr. Cohen disclaims beneficial ownership of these shares.

EQUITY COMPENSATION PLAN INFORMATION

As of April 19, 2010 and as of December 31, 2009, the end of our most recently completed fiscal year, our Company did not have any equity compensation plans or change-of-control agreements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as described below, no director, executive officer, principal stockholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the twelve months ended December 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years:

     * During 2009, the Company received $484,899 in advances from the Chief Executive officer. Of the total, $141,170 was obtained from Pipera, a company wholly owned and controlled by our president, chief executive officer and director, Mr. Guy Ofir. These advances were non-interest bearing, unsecured and due on demand.
     * During the period ended December 31, 2009, the Company paid $324,300 in product development costs and $200,000 letter of credit to Pipera, a company wholly owned and controlled by our president, chief executive officer and director, Mr. Guy Ofir.
     * The Company's directors provide our Company office space free of charge.

We have determined that neither Mr. Guy Ofir nor Mr. Emanuel Cohen are independent directors, as that term is used in Rule 5605(a)(2) of the Nasdaq Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The following is a summary of the fees billed to us by Moore and Associates Chartered and Seale and Beer CPA's for professional services rendered for the past two fiscal years:

      Fee Category              Fiscal 2008 Fees        Fiscal 2009 Fees
      ------------              ----------------        ----------------

     Audit Fees (1)                  $7,750                  $9,250
     Audit-Related Fees              $    0                  $    0
     Tax Fees                        $    0                  $    0
     All Other Fees                  $    0                  $    0

----------
(1) Consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Moore & Associates Chartered and Seale and Beer CPA's in connection with statutory and regulatory filings or engagements.

Our new auditors, Berman & Company, P.A. have billed $7,000 pertaining to the reaudit of the prior year's (2008 and 2007) previously audited by Moore & Associates, a PCAOB registered firm that was sanctioned and banned from practicing public accounting. Berman & Company, also audited 2009.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Financial Statement Schedules filed as part of this report:

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      27

Balance Sheets as of December 31, 2009 and 2008                              28

Statements of Operations for the Years Ended December 31, 2009
and 2008, and for the period from May 17, 2007 (inception) to
December 31, 2009                                                            29

Statement of Stockholders' Equity (Deficit) for the Years Ended
December 31, 2009 and 2008, and for the period from May 17, 2007
(inception) to December 31, 2009                                             30

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008,
and for the period from May 17, 2007 (inception) to December 31, 2009        31

Notes to the Financial Statements                                            32

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b) Exhibits

Exhibit No.                        Exhibit Description
-----------                        -------------------

3.1 Composite copy of the Articles of Incorporation of Easy Energy, Inc. (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 27, 2009).

3.2 Bylaws of Easy Energy, Inc. (incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-146895) filed with the SEC on October 24, 2007).

4.1 Securities Purchase Agreement dated as of March 10, 2008 between the Company and Tailor-Made Capital Ltd. (incorporated by reference to the Company's Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.2 Registration Rights Agreement dated as of March 10, 2008 between the Company and Tailor-Made Capital Ltd. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 24, 2008).

4.3 Form of a Stock Purchase Warrant dated February 28, 2008 and Appendix (incorporated by reference to the Company's Registration Statement on Form S-1/A (No. 333-150468) filed with the SEC on July 7, 2008).

10.1 Exclusive Purchasing and Marketing Agreement between Easy Energy, Inc. and Al-Sadeef Trading Company dated April 20, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on November 19, 2008).

10.2 Assignment of patent application (incorporated by reference to Company's Registration Statement on Form SB-2 filed with the SEC on October 24, 2007).

Exhibit No.                        Exhibit Description
-----------                        -------------------

10.3 Investment Agreement dated January 16, 2008, between the Company and Mair Duke (incorporated by reference to the Post-Effective Amendment 1 to Form S-1 filed with the SEC on November 16, 2009).

31.1*          Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*          Rule 13a-14(a) Certification of Principal Financial Officer.

32.1** Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350.

32.2** Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350.

----------
*  Filed herewith
** Furnished herewith

                     [LETTERHEAD OF BERMAN & COMPANY. P. A]
                  Certified Public Accountants and Consultants


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Easy Energy, Inc.

We have audited the accompanying balance sheets of Easy Energy, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2009 and 2008, and for the period from May 17, 2007 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Easy Energy, Inc. (a development stage company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and for the period from May 17, 2007 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss of $761,414 and net cash used in operations of $830,495 for the year ended December 31, 2009; and a stockholders' deficit of $197,180 at December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Berman & Company, P.A.
---------------------------------
Berman & Company, P.A.

Boca Raton, Florida
April 16, 2010

                                Easy Energy, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                 --------------

                                                                      December 31, 2009       December 31, 2008
                                                                      -----------------       -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $   105,438             $   124,534
  Inventory                                                                    3,721                      --
  Deposits                                                                   447,865                      --
                                                                         -----------             -----------
TOTAL CURRENT ASSETS                                                         557,024                 124,534
                                                                         -----------             -----------
OTHER ASSETS
  Patent                                                                       8,500                      --
                                                                         -----------             -----------
TOTAL OTHER ASSETS                                                             8,500                      --
                                                                         -----------             -----------

TOTAL ASSETS                                                             $   565,524             $   124,534
                                                                         ===========             ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                       $     5,996             $        --
  Customer deposits                                                          271,509                      --
  Loans payable - related party                                              485,199                     300
                                                                         -----------             -----------
TOTAL CURRENT LIABILITIES                                                    762,704                     300
                                                                         -----------             -----------
STOCKHOLDERS' DEFICIT
  Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
   none issued and outstanding                                                    --                      --
  Common stock, $0.00001 par value, 185,000,000 shares authorized;
   101,702,778 and 93,302,778 shares issued and outstanding                    1,017                     933
  Additional paid in capital                                               3,347,352               2,907,436
  Deficit accumulated during the development stage                        (3,545,549)             (2,784,135)
                                                                         -----------             -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        (197,180)                124,234
                                                                         -----------             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $   565,524             $   124,534
                                                                         ===========             ===========


                 See accompanying notes to financial statements

                                Easy Energy, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                            ------------------------


                                                                                             For the Period from
                                                                                                 May 17, 2007
                                                          For the Years Ended December 31,      (inception) to
                                                             2009                2008         December 31, 2009
                                                         ------------        ------------     -----------------
SALES                                                    $     66,400        $         --        $     66,400

COST OF GOODS SOLD                                             54,144                  --              54,144
                                                         ------------        ------------        ------------

GROSS PROFIT                                                   12,256                  --              12,256
                                                         ------------        ------------        ------------

RESEARCH AND DEVELOPMENT - PRIMARILY RELATED PARTY            379,087             723,223           1,102,310
GENERAL AND ADMINISTRATIVE EXPENSES                           394,583           2,046,861           2,464,437
                                                         ------------        ------------        ------------
TOTAL EXPENSES                                                773,670           2,770,084           3,566,747

INTEREST INCOME                                                    --               8,560               8,942
                                                         ------------        ------------        ------------

NET LOSS                                                 $   (761,414)       $ (2,761,524)       $ (3,545,549)
                                                         ============        ============        ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED            $      (0.01)       $      (0.03)       $      (0.04)
                                                         ============        ============        ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
DURING THE PERIOD - BASIC AND DILUTED                      95,864,695          91,365,162          87,228,618
                                                         ============        ============        ============


                 See accompanying notes to financial statements

                                Easy Energy, Inc.
                   Statement of Stockholders' Equity (Deficit)
     For the Years Ended December 31, 2009 and 2008 and for the period from
                 May 17, 2007 (Inception) to December 31, 2009
                 ---------------------------------------------

                                                Common Stock,
                                              $0.00001 Par Value     Additional                       Total
                                             -------------------      Paid in      Accumulated     Stockholders'
                                             Shares       Amount      Capital        Deficit     Equity (Deficit)
                                             ------       ------      -------        -------     ----------------
Common stock issued to founder
 for cash ($0.0001/share)                  40,000,000     $  400    $    3,600     $        --     $     4,000

Common stock issued for cash
 ($0.002/share)                            40,333,190        403        90,597              --          91,000

Net loss, 2007                                     --         --            --         (22,611)        (22,611)
                                          -----------     ------    ----------     -----------     -----------

Balance, December 31, 2007                 80,333,190        803        94,197         (22,611)         72,389

Common stock issued for cash
 ($0.01 - $0.24/share)                     10,587,235        106     1,045,401              --       1,045,507

Common stock issued for services
 ($0.24 - $0.30/share)                      2,382,353         24       661,738              --         661,762

Warrants issued for services                       --         --     1,106,100              --       1,106,100

Net loss, 2008                                     --         --            --      (2,761,524)     (2,761,524)
                                          -----------     ------    ----------     -----------     -----------

Balance, December 31, 2008                 93,302,778        933     2,907,436      (2,784,135)        124,234

Common stock issued for cash
 ($0.05 - $0.065/share)                     6,400,000         64       334,936              --         335,000

Common stock issued for services
 ($0.07/share)                              1,500,000         15       104,985              --         105,000

Common stock issued as direct
 offering costs                               500,000          5            (5)             --              --

Net loss, 2009                                     --         --            --        (761,414)       (761,414)
                                          -----------     ------    ----------     -----------     -----------

BALANCE, DECEMBER 31, 2009                101,702,778     $1,017    $3,347,352     $(3,545,549)    $  (197,180)
                                          ===========     ======    ==========     ===========     ===========


                 See accompanying notes to financial statements

                               Easy Energy, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows
                            ------------------------


                                                                                              For the Period from
                                                                                                 May 17, 2007
                                                       For the Years Ended December 31,         (inception) to
                                                         2009                  2008            December 31, 2009
                                                      -----------           -----------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $  (761,414)          $(2,761,524)          $(3,545,549)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Stock issued for services                            105,000               661,762               766,762
     Warrants issued for services                              --             1,106,100             1,106,100
  Changes in operating assets and liabilities
     Inventory                                             (3,721)                   --                (3,721)
     Deposits                                            (447,865)                   --              (447,865)
     Accounts payable                                       5,996                    --                 5,996
     Customer deposits                                    271,509                    --               271,509
                                                      -----------           -----------           -----------
        Net Cash Used In Operating Activities            (830,495)             (993,662)           (1,846,768)
                                                      -----------           -----------           -----------
CASH FLOWS USED FROM INVESTING ACTIVITIES
  Increase in patent costs                                 (8,500)                   --                (8,500)
                                                      -----------           -----------           -----------
        Net Cash Used In Investing Activities              (8,500)                   --                (8,500)
                                                      -----------           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from related party loans                       484,899                    --               485,199
  Proceeds from stock issued for cash                     335,000             1,045,508             1,475,507
                                                      -----------           -----------           -----------
        Net Cash Provided By Financing Activities         819,899             1,045,508             1,960,706
                                                      -----------           -----------           -----------

Net increase (decrease) in cash                           (19,096)               51,846               105,438

Cash - beginning of year/period                           124,534                72,688                    --
                                                      -----------           -----------           -----------

Cash - end of year/period                             $   105,438           $   124,534           $   105,438
                                                      ===========           ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year/period for:
  Interest                                            $        --           $        --           $        --
                                                      ===========           ===========           ===========
  Taxes                                               $        --           $        --           $        --
                                                      ===========           ===========           ===========


                 See accompanying notes to financial statements

                                Easy Energy, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2009 and 2008
                           --------------------------


NOTE 1 NATURE OF OPERATIONS

Easy Energy, Inc. (the "Company" or "Easy") was incorporated under the laws of the State of Nevada on May 17, 2007. The Company is headquartered in Karmiel, Israel.

The Company is in the business of developing and manufacturing battery charging solutions for small hand-carried devices. The Company has received purchase orders for its YoGen(R) product and has begun manufacturing the product. The Company currently uses three suppliers in China.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company generated minimal revenues in 2009.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the fair value of options granted as compensation, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

RISKS AND UNCERTAINTIES

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, intense competition, and regulatory risks including the potential risk of business failure. The risk of social and governmental factors is also a concern since the Company operates in Israel and its sole supplier is based in China. See Note 3 regarding going concern matters.

                                Easy Energy, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2009 and 2008
                           --------------------------


CASH

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2009 and 2008, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

INVENTORY

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

                         December 31, 2009           December 31, 2008
                         -----------------           -----------------

     Finished goods          $ 3,721                     $    --

DEPOSITS

The Company purchases inventory from its suppliers through a letter of credit. The funds are held in a bank which are released once the product is ready to be shipped. At December 31, 2009 and 2008, the Company had deposits of $447,865 and $0, respectively.

LONG-LIVED ASSETS

The Company carries long-lived assets at the lower of their carrying amount or their fair value. The Company periodically reviews the carrying values of long-lived assets when events or changes in circumstances indicate that it is more likely than not that the carrying value may exceed the fair value, and record an impairment charge when considered necessary.

When circumstances indicate that an impairment of value may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

In  2009,  the  Company   incurred  patent  related  costs  of  $8,500  for  its
intellectual property. These costs have been capitalized and will be evaluated for impairment at least annually.

                                Easy Energy, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2009 and 2008
                           --------------------------


FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company's short term financial instruments, approximate fair value due to the relatively short period to maturity for these instruments.

SEGMENT INFORMATION

For 2009 and 2008, respectively, the Company only operated in one segment; therefore, segment information has not been presented.

REVENUE RECOGNITION AND CUSTOMER DEPOSITS

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured. There is no stated right of return for products. Sales are recognized upon shipment of products to customers. As of December 31, 2009 and 2008, respectively, the Company had no reserves and there have been no returns to date.

The Company collects a percentage of the sales price from its customers in advance of shipment. Upon shipment, customer deposits become earned revenues. The Company had $271,509 and $0 of such deposits on hand as of December 31, 2009 and 2008, respectively.

RESEARCH AND DEVELOPMENT

Research and development is expensed as incurred.

ADVERTISING

Costs incurred for advertising are charged to operations as incurred.

                         December 31, 2009           December 31, 2008
                         -----------------           -----------------

                             $83,510                     $    --

                                Easy Energy, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2009 and 2008


SHARE-BASED PAYMENTS

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards' grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as general and administrative expense

INCOME TAXES

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, "Income Taxes - Intraperiod Tax Allocation," clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

EARNINGS PER SHARE

In accordance with accounting guidance now codified as FASB ASC Topic 260, "Earnings Per Share," basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

                                Easy Energy, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2009 and 2008
                           --------------------------


The Company had the following potential common stock equivalents at December 31, 2009 and 2008:

                                 2009                2008
                              ----------          ----------

     Warrants                 18,529,440          16,029,440

Since the Company reflected a net loss in 2009 and 2008, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

On January 28, 2008, the Company declared a 10 for 1 forward split. All share and per share amounts have been retroactively restated.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, "Fair Value Measurements and Disclosures," which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company's business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company's financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, "Subsequent Events," which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company's business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, "Generally Accepted Accounting Principles," as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on

                                Easy Energy, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2009 and 2008
                           --------------------------


the Company's business, financial condition or results of operations, but will impact the Company's financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's financial statements.

NOTE 3 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $761,414 and net cash used in operations of $830,495 for the year ended December 31, 2009, the Company also had a stockholders' deficit of $197,180 at December 31, 2009.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company's existence. The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

                                Easy Energy, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2009 and 2008
                           --------------------------


The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 STOCKHOLDERS' EQUITY (DEFICIT)

I. FOUNDER SHARES, COMMON STOCK AND WARRANTS

FOR THE YEAR ENDED DECEMBER 31, 2007:

On May 17, 2007(inception), the Company issued 40,000,000 shares of common stock to its founders for a total of $4,000 ($0.0001/share).

During 2007, the Company had the following private placement:

40,333,190 shares for $91,000 ($0.002/share)

FOR THE YEAR ENDED DECEMBER 31, 2008:

During 2008, the Company had the following private placements:

(A) JANUARY 16, 2008

     *    4,285,714 shares for $300,000 (0.07/share)

(B) FEBRUARY 28, 2008

     *    367,648 units for $625,001 ($0.17/unit),
     * Each unit consisted of ten shares of stock (3,676,480) and thirty warrants (11,029,440 Series "A")
     * Series "A" warrants have an exercise price of $0.27/share and an expiration date of five years.

(C) FEBRUARY 28, 2008

     *    208,333 shares for $50,000 ($0.24/share)

(D) MARCH 3, 2008

     *    300,000 shares for $3,000 ($0.01/share)
     * Warrants to purchase 1,000,000 shares having an exercise price of $0.15/share and expiration date of five years.

                                Easy Energy, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2009 and 2008
                           --------------------------


(E) MARCH 25, 2008

     *    2,000,000 shares issued for cash payment of $50,000 ($0.025)
     * Warrants to purchase 1,000,000 shares having an exercise price of $0.10/share and expiration date of five years.

(F) SEPTEMBER 15, 2008

     *    116,708 shares for $17,506 ($0.15/share)

During 2008, the Company issued shares for services as follows:

(A) MARCH 10, 2008

     * 882,353 shares having a fair value of $211,762 ($0.24/share), based upon the quoted closing trading price.
     * Warrants to purchase 3,000,000 shares having an exercise price of $0.27/share and expiration date of five years.

(B) MARCH 27, 2008

     * 1,500,000 shares having a fair value of $450,000 ($0.30/share), based upon the quoted closing trading price.

FOR THE YEAR ENDED DECEMBER 31, 2009:

During 2009, the Company had the following private placements:

(A) APRIL 1, 2009

     *    400,000 shares for $20,000 ($0.05/share)

(B) JULY 23, 2009

     *    1,000,000 shares for $65,000 ($0.065/share)

(C) NOVEMBER 15, 2009

     *    2,500,000 shares for $125,000 ($0.05/share)

(D) NOVEMBER 20, 2009

     *    2,500,000 shares for $125,000  ($0.05/share)

                                Easy Energy, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2009 and 2008
                           --------------------------


During 2009, the Company issued shares for services as follows:

(A) MARCH 29, 2009

     * 1,250,000 shares having a fair value of $87,500 ($0.07/share), based upon the quoted closing trading price.

(B) JULY 2, 2009

     * 250,000 shares having a fair value of $17,500 ($0.07/share), based upon the quoted closing trading price.

(C) NOVEMBER 20, 2009

     * 500,000 shares having a fair value of $25,000 ($0.05/share), based upon the quoted closing trading price. These shares were issued as a direct offering cost in connection with funds raised in private placements. The net effect on equity is $0.

          The following is a summary of the Company's warrants that are outstanding and exercisable at December 31, 2009 and 2008:

                                                                              Weighted
                                                                              Average
                                                                Weighted      Remaining
                                                                 Average     Contractual
                                                                Exercise      Life in      Intrinsic
                                                 Warrants        Price         Years         Value
                                                 --------        -----         -----         -----
Balance - December 31, 2007                             --                                  $    --
Granted                                         16,029,440       $0.25
Exercised                                               --                                  $    --
Forfeited/Cancelled                                     --                                  $    --
                                                ----------       -----         -----        -------
Balance - December 31, 2008 - outstanding       16,029,440       $0.25          4.04        $    --
                                                ==========       =====         =====        =======
Balance - December 31, 2008 - exercisable       16,029,440       $0.25          4.04        $    --
                                                ==========       =====         =====        =======
Granted                                          2,500,000       $0.15
Exercised                                               --                                  $    --
Forfeited/Cancelled                                     --                                  $    --
                                                ----------       -----         -----        -------
Balance - December 31, 2009 - outstanding       18,529,440       $0.24          2.89        $    --
                                                ==========       =====         =====        =======
Balance - December 31, 2009 - exercisable       18,529,440       $0.24          2.89        $    --
                                                ==========       =====         =====        =======

                                Easy Energy, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2009 and 2008
                           --------------------------


WARRANTS ISSUED FOR SERVICES AND OFFERING COSTS

In 2009, the Company issued 2,500,000 warrants for direct offering costs having a fair value of $25,000. Since this was a direct offering cost, the net effect to equity was $0.

In 2008, the Company issued 5,000,000 warrants for services and direct offering costs. Of the total, 4,000,000 warrants were granted for professional fees having a fair value of $1,106,100. The remaining $1,000,000 warrants had a fair value of $243,600; however, since this was a direct offering cost, the net effect to equity was $0.

The Company determined the fair value of warrants granted based upon the following assumptions:

                                             2009              2008
                                           --------        -------------
     Exercise price                          $0.10         $0.10 - $0.15
     Expected term                         5 years               5 years
     Expected volatility                       150%                  150%
     Expected dividends                          0%                    0%
     Risk free interest rate                  0.30%         1.93% - 2.48%
     Expected forfeitures                        0%                    0%

NOTE 6 CONTINGENCIES

LITIGATIONS, CLAIMS AND ASSESSMENTS

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

NOTE 7 INCOME TAXES

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $1,673,000 at December 31, 2009, expiring through 2029. There is a limitation on the amount of taxable income that can be offset by carryforwards

                                Easy Energy, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2009 and 2008
                           --------------------------


after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at December 31, 2009 and 2008 are as follows:

                                                   2009                2008
                                                 ---------           ---------
     Gross deferred tax assets:
       Net operating loss carryforwards          $(679,000)          $(413,000)
                                                 ---------           ---------
     Total deferred tax assets                     679,000             413,000
     Less: valuation allowance                    (679,000)           (413,000)
                                                 ---------           ---------
     Net deferred tax asset recorded             $      --           $      --
                                                 =========           =========

The valuation allowance at December 31, 2008 was approximately $413,000. The net change in valuation allowance during the year ended December 31, 2009 was an increase of approximately $266,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2009 and 2008, respectively.

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2009 and 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 10% for State income taxes, a blended rate of 40.60%) as follows:

                                                   2009                2008
                                                 ---------           ---------

     Expected tax expense (benefit) - Federal    $(233,000)          $(910,000)
     Expected tax expense (benefit) - State        (76,000)           (298,000)
     Non-deductible stock compensation              43,000             805,000
     Change in Valuation Allowance                 266,000             403,000
                                                 ---------           ---------
     Actual tax expense (benefit)                $      --           $      --
                                                 =========           =========

                                Easy Energy, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2009 and 2008
                           --------------------------


NOTE 8 LOANS PAYABLE - RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS

(A) DEBT

During 2009, the Company received $484,899 in advances from the Chief Executive officer. Of the total, $141,170 was obtained from a company controlled by the Chief Executive Officer. These advances were non-interest bearing, unsecured and due on demand.

During 2007, the Company received $300 in advances from the Chief Executive officer. This advance was non-interest bearing, unsecured and due on demand.

This is a concentration of debt financing, since all advances from inception are from the Company's Chief Executive Officer.

(B) RESEARCH AND DEVELOPMENT

The following product development costs were paid to a company controlled by the Company's Chief Executive Officer since inception:

      2007                  $       --
      2008                     723,223
      2009                     315,800
                            ----------
     Total                  $1,039,023
                            ==========

NOTE 9 CONCENTRATIONS

The Company has the following concentrations for sales and purchases in 2009:

Sales
     A                   76%
     B                   21%

Purchases
     A (RELATED PARTY)   83%
     B                   13%

                                Easy Energy, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2009 and 2008
                           --------------------------


NOTE 10 SUBSEQUENT EVENTS


The Company has evaluated for subsequent events between the balance sheet date of December 31, 2009 and April 16, 2010, the date the financial statements were issued.

On January 26, 2010, the Company issued 500,000 shares of common stock for consulting services, having a fair value of $25,000 ($0.05/share), based upon the quoted closing trading price. In addition the Company granted the consultant 500,000 stock options at an exercise price of $0.15 per share. The options vest evenly over a period of 5 months starting February 1, 2010.
The Company determined the fair value of the stock options was $17,200, based upon the following assumptions:

     Expected term                    3 years
     Expected volatility                 150%
     Expected dividends                    0%
     Risk free interest rate            1.40%
     Expected forfeitures                  0%

The consultant is also receiving $1,000/month as additional consideration.

On March 28, 2010 the Company received $220,000 from family members of a Company director. The loan is non-interest bearing and due January 1, 2012. In the event of default, the Company would be required to issue 4,000,000 shares of common stock at the market price on the default date.

On March 29, 2010, the Company issued 1,450,000 shares and 400,000 warrants in a private placement for $79,750 ($0.055/share). The warrants expire in two years and have an exercise price of $0.12/share.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Easy Energy, Inc.


Dated: April 19, 2010        By: /s/ Guy Ofir
                                 -----------------------------------------------
                                 Guy Ofir
                                 Chief Executive Officer, President and Director



Dated: April 19, 2010        By: /s/ Emanuel Cohen
                                 -----------------------------------------------
                                 Emanuel Cohen
                                 Chief Financial Officer, Treasurer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                                    Title                              Date
         ----                                    -----                              ----


/s/ Guy Ofir                       Chief Executive Officer, President           April 19, 2010
-----------------------------      and Director
Guy Ofir                           (Principal Executive Officer)


/s/ Emanuel Cohen                  Chief Financial Officer, Treasurer,          April 19, 2010
-----------------------------      Secretary and Director
Emanuel Cohen                      (Principal Financial and Accounting
                                   Officer)