Form 10-Q
period 2010-03-31
Easy Energy Inc
filed 2010-05-14
CIK 1415397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2010

                                       or

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

                                +1 (702) 442-1166
                          (Registrant's telephone number)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 13, 2010, the registrant's shares of common stock $0.00001 outstanding were 103,652,778.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited) ..................................   3

     Balance Sheets ........................................................   3
     Statements of Operations ..............................................   4
     Statements of Cash Flows ..............................................   5
     Notes to Financial Statements .........................................   6

Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................  17

Item 4T - Controls and Procedures ..........................................  19

                          PART II - OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds .......  20

Item 6 - Exhibits ..........................................................  20

Signatures .................................................................  21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                Easy Energy, Inc.
                                 Balance Sheets

                                                                       March 31, 2010        December 31, 2009
                                                                       --------------        -----------------
                                                                        (Unaudited)              (Audited)
                                       ASSETS

CURRENT ASSETS
  Cash                                                                  $   219,124             $   105,438
  Deposits                                                                  162,064                 447,865
  Inventory                                                                   4,031                   3,721
  Available for sale marketable securities                                    2,652                      --
                                                                        -----------             -----------
TOTAL CURRENT ASSETS                                                        387,871                 557,024
                                                                        -----------             -----------

OTHER ASSETS
  Patent                                                                      8,500                   8,500
                                                                        -----------             -----------
TOTAL OTHER ASSETS                                                            8,500                   8,500
                                                                        -----------             -----------

TOTAL ASSETS                                                            $   396,371             $   565,524
                                                                        ===========             ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $    35,160             $     5,996
  Customer deposits                                                          63,512                 271,509
  Loans payable - related party                                             247,930                 485,199
                                                                        -----------             -----------
TOTAL CURRENT LIABILITIES                                                   346,602                 762,704
                                                                        -----------             -----------
LONG TERM LIABILITIES
  Loans payable - related parties                                           220,000
                                                                        -----------             -----------
TOTAL OTHER ASSETS                                                          220,000                      --
                                                                        -----------             -----------
STOCKHOLDERS' DEFICIT
  Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
   none issued and outstanding                                                   --                      --
  Common stock, $0.00001 par value, 185,000,000 shares authorized;
   103,652,778 and  101,702,778 shares issued and outstanding                 1,037                   1,017
  Additional paid in capital                                              3,458,963               3,347,352
  Accumulated Deficit                                                    (3,630,230)             (3,545,549)
                                                                        -----------             -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (170,231)               (197,180)
                                                                        -----------             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   396,371             $   565,524
                                                                        ===========             ===========


                 See accompanying notes to financial statements

                                Easy Energy, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                             For the Three Months Ended March 31,
                                                                2010                    2009
                                                            -------------           -------------
Sales                                                       $     525,587           $          --

Cost of goods sold                                                349,085                      --
                                                            -------------           -------------

Gross Profit                                                      176,502                      --
                                                            -------------           -------------

Research and development - primarily related party                101,697                 113,446
General and administrative expenses                               159,765                 275,636
                                                            -------------           -------------
Total expenses                                                    261,462                 389,082

Interest income (expense)                                             279                    (510)
                                                            -------------           -------------

Net loss                                                    $     (84,681)          $    (389,592)
                                                            =============           =============

Net loss per common share - basic and diluted               $       (0.00)          $       (0.00)
                                                            =============           =============

Weighted average number of common shares
 outstanding during the period - basic and diluted            102,058,333              93,447,221
                                                            =============           =============


                 See accompanying notes to financial statements

                                Easy Energy, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                               For the 3 Months Ended March 31,
                                                                 2010                  2009
                                                               ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $ (84,681)            $(389,592)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Stock issued for services                                    25,000               105,000
     Options issued for services                                   6,880                    --
  Changes in operating assets and liabilities
     Prepaid expenses                                                 --                36,022
     Inventory                                                      (310)                   --
     Deposits                                                    285,801                    --
     Accounts payable                                             29,164                25,064
     Customer deposits                                          (207,997)                   --
                                                               ---------             ---------
Net Cash generated from (Used In) Operating Activities            53,857              (223,506)
                                                               ---------             ---------
CASH FLOWS USED FROM INVESTING ACTIVITIES
  Increase in patent costs                                            --                (8,500)
  Increase in available for sale marketable securities            (2,652)                   --
                                                               ---------             ---------
Net Cash Used In Investing Activities                             (2,652)               (8,500)
                                                               ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from related party loans                              370,964               111,876
  Repayments on related party loans                             (388,233)                   --
  Proceeds from stock issued for cash                             79,750                    --
                                                               ---------             ---------
Net Cash Provided By Financing Activities                         62,481               111,876
                                                               ---------             ---------

Net increase (decrease) in cash                                  113,686              (120,130)

Cash - beginning of period                                       105,438               124,533
                                                               ---------             ---------

Cash - end of period                                           $ 219,124             $   4,403
                                                               =========             =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year/period for:
  Interest                                                     $      --             $      --
                                                               =========             =========
  Taxes                                                        $      --             $      --
                                                               =========             =========


                 See accompanying notes to financial statements

                                Easy Energy, Inc.
                          Notes to Financial Statements
                                 March 31, 2010
                                    Unaudited


NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2009, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis of Financial Condition and Results of Operation, for the period ended December 31, 2009. The interim results for the period ended March 31, 2010 are not necessarily indicative of results for the full fiscal year.

NOTE 2 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Easy Energy, Inc. (the "Company") was incorporated under the laws of the State of Nevada on May 17, 2007. The Company is headquartered in Karmiel, Israel.

The Company is in the business of developing and manufacturing battery charging solutions for portable electronic devices. The Company has received purchase orders for its YoGen(R) product and has begun manufacturing the product. Our principal business plan is to manufacture and market the product globally and/or seek third party entities interested in licensing the rights to manufacture and market a man-powered charger. Our target market will be consumers of disposable and rechargeable batteries, those who heavily depend on their portable electronic devices, especially mobile phone users, and those who are looking for "green" rechargeable energy sources.

During 2010, the Company emerged from the development stage as operations began.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and

                                Easy Energy, Inc.
                          Notes to Financial Statements
                                 March 31, 2010
                                    Unaudited


expenses during the reporting period. Actual results could differ from those estimates.

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

CASH

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2010 and December 31, 2009, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

INVESTMENTS

(A) CLASSIFICATION OF SECURITIES

ASC 320, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" ("ASC 320"), as amended and interpreted, requires that at the time of purchase, designation of a security as held-to-maturity, available-for-sale or trading depending on ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. The Company may sell securities as part of the management of the investment portfolio. Accordingly, all securities held at March 31, 2010 are designated as available for sale. Any unrealized gains and losses would be reported in as other comprehensive income as a component of the statement of stockholders' equity.

(B) OTHER THAN TEMPORARY IMPAIRMENT

ASC 320 provides guidance on determining when an investment is other than temporarily impaired. The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company's intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than

                                Easy Energy, Inc.
                          Notes to Financial Statements
                                 March 31, 2010
                                    Unaudited


temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company has not recorded any equity investment losses for the three months ended March 31, 2010.

INVENTORY

Inventory, consisting of finished goods, are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

DEPOSITS

The Company purchases its inventory from its suppliers through a letter of credit. The funds are held in banks which are released once the product is ready to be shipped. At March 31, 2010 and December 31, 2009, the Company had deposits of $162,064 and $447,865, respectively.

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

As of March 31, 2010, the Company incurred patent related costs of $8,500 for its intellectual property.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company's short term financial instruments, approximate fair value due to the relatively short period to maturity for these instruments.

                                Easy Energy, Inc.
                          Notes to Financial Statements
                                 March 31, 2010
                                    Unaudited


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

In the event that the Company ceases a customer relationship, the Company is obligated to re-purchase any unsold inventory held by the customer. To date, the Company has not had any instance of this occurrence.

In the event that there is a defective product, the Company would be required to replace the defect. To date, the Company has not had any instance of this occurrence.

The Company collects a percentage of the sales price from its customers in advance of shipment. Upon shipment, customer deposits become earned revenues. The Company had $63,512 and $271,509 of such deposits on hand as of March 31, 2010 and December 31, 2009, respectively.

RESEARCH AND DEVELOPMENT

Research and development is expensed as incurred.

SHARE-BASED PAYMENTS

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards' grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as general and administrative expense.

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

                                Easy Energy, Inc.
                          Notes to Financial Statements
                                 March 31, 2010
                                    Unaudited


The Company had the following potential common stock equivalents at March 31, 2010 and December 31, 2009:

                                       March 31, 2010          December 31, 2009
                                       --------------          -----------------

Warrants                                 18,929,440               18,529,440
Options                                     500,000                       --
                                         ----------               ----------
Total common stock equivalents           19,429,440               18,529,440
                                         ==========               ==========

Since the Company reflected a net loss in for the period ended March 31, 2010 and 2009, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

SEGMENT INFORMATION

During 2010 and 2009, the Company only operated in one segment; therefore, segment information has not been presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, "IMPROVING DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS ("ASU 2010-06"). ASU 2010-06 amends ASC 820, "FAIR VALUE
MEASUREMENTS" ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company's consolidated financial position or results of operations.

NOTE 3 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $84,681 for the three months ended March 31, 2010, and a stockholders' deficit of $170,231 at March 31, 2010.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term loans and notes, until such time that funds provided by

                                Easy Energy, Inc.
                          Notes to Financial Statements
                                 March 31, 2010
                                    Unaudited


operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company's existence.

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

NOTE 4 INVESTMENT IN MARKETABLE SECURITIES AND FAIR VALUE

ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Under GAAP, fair value of such securities is determined based upon a hierarchy that prioritizes the inputs to valuation techniques used to measure fair values into three broad levels.

The fair value of the Company's financial assets and liabilities reflects the Company's estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company's assumptions about how market participants would price assets and liabilities).

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

                                Easy Energy, Inc.
                          Notes to Financial Statements
                                 March 31, 2010
                                    Unaudited


Level 3:  Unobservable   inputs  based  on  the  Company's   assessment  of  the
          assumptions that market participants would use in pricing the asset or liability.

As of March 31, 2010, investment in marketable securities consisted solely of Israeli government bonds, which are classified as available for sale marketable securities and is carried at fair value.

                   Level 1: Quoted          Level 2: Quoted         Level 3:
                  Prices in Active         Prices in Inactive      Significant
                     Markets for              Markets for         Unobservable           Total at
                  Identical Assets         Identical Assets          Inputs           March 31, 2010
                  ----------------         ----------------          ------           --------------
Israeli Bonds          $   --                  $2,652                    --               $2,652
                       ------                  ------                ------               ------
    Total              $   --                  $2,652                    --               $2,652
                       ======                  ======                ======               ======

NOTE 5 STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2009:

During 2009, the Company had the following private placements:

(A) APRIL 1, 2009

* 400,000 shares for $20,000 ($0.05/share)

(B) JULY 23, 2009

* 1,000,000 shares for $65,000 ($0.065/share)

(C) NOVEMBER 15, 2009

* 2,500,000 shares for $125,000 ($0.05/share)

(D) NOVEMBER 20, 2009

* 2,500,000  shares for $125,000  ($0.05/share)

During 2009, the Company had the following issuances of stock for services:

                                Easy Energy, Inc.
                          Notes to Financial Statements
                                 March 31, 2010
                                    Unaudited


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

FOR THE THREE MONTHS ENDED MARCH 31, 2010:

(A) STOCK AND OPTIONS

* On January 26, 2010, the Company issued 500,000 shares of common stock for consulting services, having a fair value of $25,000 ($0.05/share), based upon the quoted closing trading price. In addition the Company granted the consultant 500,000 options at an exercise price of $0.15 per share, which expire three years from issuance. The options vest evenly over a period of 5 months starting February 1, 2010.

The Company determined the fair value of the 500,000 options was $17,200, based upon the following assumptions:

        Expected term                    3 years
        Expected volatility                  150%
        Expected dividends                     0%
        Risk free interest rate             1.40%
        Expected forfeitures                   0%

The consultant is also receiving $1,000/month as additional consideration.

                                Easy Energy, Inc.
                          Notes to Financial Statements
                                 March 31, 2010
                                    Unaudited


The following is a summary of the Company's options that are outstanding and exercisable at March 31, 2010 as follows:

                                                                              Weighted
                                                                               Average
                                                               Weighted       Remaining
                                                                Average      Contractual
                                                               Exercise        Life in        Intrinsic
                                                Options          Price          Years           Value
                                                -------          -----          -----           -----
Balance - December 31, 2009                          --         $   --             --          $   --
  Granted                                       500,000         $ 0.15
  Exercised                                          --         $   --
  Forfeited/Cancelled                                --         $   --
                                                -------         ------
Balance - March 31, 2010 - outstanding          500,000         $ 0.15           2.83          $   --
                                                =======         ======          =====          ======
Balance - March 31, 2010 - exercisable          200,000         $ 0.15           2.83          $   --
                                                =======         ======          =====          ======

(B) WARRANTS

* On March 29, 2010, the Company issued 1,450,000 shares and 400,000 warrants in a private placement for $79,750 ($0.055/share). The warrants expire in two years and have an exercise price of $0.12/share.

WARRANTS ISSUED FOR SERVICES AND OFFERING COSTS

In 2009, the Company issued 2,500,000 warrants for direct offering costs having a fair value of $25,000. Since this was a direct offering cost, the net effect to equity was $0. These warrants had an exercise price of $0.15/share and expire two years from issuance.

The Company determined the fair value of warrants granted based upon the following assumptions:

                                           2009
                                         -------
        Expected term                    5 years
        Expected volatility                  150%
        Expected dividends                     0%
        Risk free interest rate             0.30%
        Expected forfeitures                   0%

                                Easy Energy, Inc.
                          Notes to Financial Statements
                                 March 31, 2010
                                    Unaudited


The following is a summary of the Company's warrants that are outstanding and exercisable at March 31, 2010 is as follows:

                                                                              Weighted
                                                                               Average
                                                               Weighted       Remaining
                                                                Average      Contractual
                                                               Exercise        Life in        Intrinsic
                                                Warrants         Price          Years           Value
                                                --------         -----          -----           -----
Balance - December 31, 2008                    16,029,440       $ 0.25           4.04          $   --
  Granted                                       2,500,000       $ 0.15
  Exercised                                            --       $   --
  Forfeited/Cancelled                                  --       $   --
                                               ----------       ------
Balance - December 31, 2009                    18,529,440       $ 0.24           2.89          $   --
                                               ==========       ======          =====          ======
  Granted                                         400,000       $ 0.12
  Exercised                                            --       $   --
  Forfeited/Cancelled                                  --       $   --
                                               ----------       ------
Balance - March 31, 2010 - outstanding         18,929,440       $ 0.24           2.63          $   --
                                               ==========       ======          =====          ======
Balance - March 31, 2010 - exercisable         18,929,440       $ 0.24           2.63          $   --
                                               ==========       ======          =====          ======

NOTE 6 CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

NOTE 7 RELATED PARTY TRANSACTIONS

(A) DEBT

During the three months ended March 31, 2010, the Company received $370,964 in advances from its Chief Executive Officer and an affiliate. These advances were non-interest bearing, unsecured and due on demand. During the three months ended March 31, 2010, the Company repaid $388,233 to the Chief Executive Officer and an affiliate.

On March 28, 2010, the Company received $220,000 from family members of a Company director. The loan is non-interest bearing and due January 1, 2012. In the event of default, the Company would be required to issue 4,000,000 shares of common stock at the market price.

                                Easy Energy, Inc.
                          Notes to Financial Statements
                                 March 31, 2010
                                    Unaudited


(B) RESEARCH AND DEVELOPMENT

During the Three Months Ended March 31, 2010 and 2009, the Company paid $89,000 and $102,500 for product development costs to a company controlled by the Company's Chief Executive Officer.

NOTE 7 CONCENTRATIONS

The Company has the following concentrations for sales and purchases for the three months ended March 31, 2010 and 2009:

     Sales                                2010             2009
                                          ----             ----

       A                                   75%              --%
       B                                   18%              --%

     Purchases                            2010             2009
                                          ----             ----

       A (related party)                   44%              90%
       B                                   53%              --%
       C                                   --%              10%

NOTE 8 SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of March 31, 2010 and May 14, 2010, the date the financial statements were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. Such forward-looking statements appear in this Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding our expectations regarding our short- and long-term capital requirements, our business plan and estimated expenses for the coming 12 months, and our anticipated launch of our YoGen Max(TM) product. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Easy Energy, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or our Annual Report. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

Easy Energy, Inc. (referred to in this Quarterly Report as "Easy Energy", "us", "we" and "our") was incorporated under the laws of the State of Nevada on May 17, 2007. We are an early stage company. We currently have no employees other than our Chief Executive Officer and Chief Financial Officer, who are also our only board members.

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

During the fiscal period ending December 31, 2009 we completed the design of the YoGen(R) and YoGen Max(TM) and started mass production of the YoGen(R) for sale to our manufacturer's representatives and global distributors. In January 2010, we officially launched the YoGen(R) to the North American markets at the 2010 International Consumer Electronics Show in Las Vegas, Nevada. The YoGen(R) was given an award as "Best of CES 2010". The Company expects to introduce the YoGen Max(TM) for sale into the global marketplace during the second half of 2010.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

REVENUES AND COSTS OF REVENUES

During the three months ended March 31, 2010 we achieved sales of $525,587 compared to $0 for the three months ended March 31, 2009. The increase in revenues is attributable to sales of our YoGen product to global distributors as we have emerged from our development stage.

Cost of revenues for the three months ended March 31, 2010 was $349,085 compared to $0 for the three months ended March 31, 2009. The increase is attributable to sales of our YoGen product to global distributors.

RESEARCH AND DEVELOPMENT

Research and development costs for the three months ended March 31, 2010 decreased to $101,697 from $113,446 for the three months ended March 31, 2009. The decrease is primarily attributable to a decrease in the amount spent on development of our YoGen product, offset by an increase in the amount spent on development of our new YoGen Max product as well as our YoGen BAT.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended March 31, 2010 decreased to $159,765 from $275,636 for the three months ended March 31, 2009. The decrease is primarily attributable to a decrease in consulting and marketing expenses, offset by an increase in professional fees.

NET LOSS

We incurred a loss of $84,681 for the three months ended March 31, 2010 compared to $389,592 for the three months ended March 31, 2009. Net loss per share from operations for the three months ended March 31, 2010 and 2009, respectively was $0. The decrease in net loss for the three months ended March 31, 2010 is primarily attributable to the revenues from sales of our YoGen product to global distributors, offset by the increase in the costs of revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, total current assets were $387,871 and total current liabilities were $346,602, resulting in a working capital surplus of $41,269. We finance our operations and plan to continue doing so with a combination of stock issuances, loans and revenues from product sales. Our loans have come from our Chief Executive Officer and an affiliate entity. Cash on March 31, 2010 was $219,124. Our cash resources at March 31, 2010 have come from a long term loan of $220,000 described below and stock issued in a private placement transaction of $79,750 described below, offset by a decrease in shareholder loans and net loss in the three months ended March 31, 2010.

Operating activities generated cash of $53,857 for the three months ended March 31, 2010. Cash generated from operating activities for the three months ended March 31, 2010 resulted primarily from a $285,801 decrease in deposits maintained by the Company with various manufacturers prior to the completion of inventory held for resale, due to sale of inventory by the Company, a $25,000 stock issuance for services and a $29,164 increase in accounts payable, offset by a $84,681 net loss and a $207,997 decrease of customers' deposits, which resulted from increase of sales.

Investing activities used cash of $2,652 in the three months ended March 31, 2010 as a result of purchasing available for sale marketable debt securities.

Financing activities generated a cash amount of $62,481 during the three months ended March 31, 2010. Cash generated from financing activities for the three month period ended March 31, 2010 resulted primarily from $370,964 in short-term and long-term related party loans and the issuance of common stock and warrants of $79,750, offset by $388,233 of repayments of related party loans.

On March 29, 2010, certain non-U.S. investors purchased 1,450,000 of our common shares at a price of $0.055 per share and 400,000 warrants for aggregate proceeds of $79,750. Each warrant is exercisable into one common share at an exercise price of $0.12 for a two-year period expiring March 29, 2012.

Our loans to a related party as of March 31, 2010 decreased to $247,930 compared to $485,199 as of December 31, 2009. The decrease is attributable to our payment of a portion of the loan back to the related party. The outstanding $247,930 constitutes advances from our Chief Executive Officer, which advances are non-interest bearing, unsecured and due on demand.

Other long term loans payable to related parties as of March 31, 2010 increased to $220,000 compared to $0 as of December 31, 2009. The Company received the $220,000 non-interest bearing loan due January 1, 2012 on March 28, 2010 from family members of Mr. Emanuel Cohen, a director of the Company. In the event of default, the Company would be required to issue 4,000,000 shares of common stock on the default date.

GOING CONCERN

We have generated revenues since inception but they were not an adequate source of cash to fund future operations. Our current cash may not be sufficient to meet our anticipated requirements for the next 12 months. We believe that our future growth will depend upon the success of our sales. There is no assurance, however, that such growth may be achieved. Our future sustainability also depends on our ability to raise sufficient capital to meet our future expenses, either by making additional private placement offerings of our stock, incurring additional debt or a combination of stock and debt offerings.

It is likely that we will need to raise additional working capital to fund our ongoing operations and growth. The amount of our future capital requirements depends primarily on the rate at which we increase our revenues and correspondingly decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services and the degree to which competitive products and services are introduced to the market. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock.

There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our Company.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

ITEM 4T. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended March 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were ineffective, as they did not provide reasonable assurance that material information related to us is recorded, processed and reported in a timely manner.

Our small size makes the proper identification and authorization of transactions difficult, as we have essentially only two individuals overseeing this process. Given our small size, we also have difficulties with separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. Additionally, our officers are also our sole board members. This does not provide an adequate level of layers of internal controls, which in turn make it difficult to accumulate information required to be disclosed by us in the reports that we file or submit under the 1934 Act. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2010.

There was no change to our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 29, 2010, we closed a private placement offering to non-U.S. investors of 1,450,000 common shares at a price of $0.055 per share and 400,000 warrants for aggregate proceeds of $79,750. Each warrant is exercisable into one common share at an exercise price of $0.12 for a two-year period expiring March 29, 2012.

On January 26, 2010, we issued 500,000 shares to a consultant for services, having a fair value of $17,200 ($0.055/share), based upon the quoted closing trading price.

These issuances were deemed exempt under Regulation S and/or Regulation D under the Securities Act of 1933, as amended, or the Act, and/or Section 4(2) of the Act.

ITEM 6. EXHIBITS.

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

----------
*  Filed herewith
** Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EASY ENERGY, INC.


By: /s/ Guy Ofir
   --------------------------------------------
   Guy Ofir, Chief Executive Officer
   (Principal Executive Officer)

Dated: May 14,2010


By: /s/ Emanuel Cohen
   --------------------------------------------
   Emanuel Cohen, Chief Financial Officer
   (Principal Financial and Accounting Officer)

Dated: May 14,2010