Form 10-Q
period 2010-06-30
Easy Energy Inc
filed 2010-08-06
CIK 1415397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2010

                                       or

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 6, 2010, the registrant's shares of common stock, par value $0.00001, outstanding were 103,652,778.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited).................................... 3

     Balance Sheets.......................................................... 3

     Statements of Operations................................................ 4

     Statements of Cash Flows................................................ 5

     Notes to Financial Statements........................................... 6

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk......... 17

Item 4T - Controls and Procedures........................................... 17

                           PART II - OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds........ 18

Item 6 - Exhibits........................................................... 18

Signatures.................................................................. 19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                Easy Energy, Inc.
                                 Balance Sheets


                                                                     June 30, 2010       December 31, 2009
                                                                     -------------       -----------------
                                                                      (Unaudited)
                                       ASSETS

CURRENT ASSETS
  Cash                                                                $    21,532           $   105,438
  Available for sale marketable securities                                  2,580                    --
  Inventory                                                                 4,031                 3,721
  Deposits                                                                134,713               447,865
                                                                      -----------           -----------
TOTAL CURRENT ASSETS                                                      162,856               557,024
                                                                      -----------           -----------

OTHER ASSETS
  Patent                                                                       --                 8,500
                                                                      -----------           -----------
TOTAL OTHER ASSETS                                                             --                 8,500
                                                                      -----------           -----------

TOTAL ASSETS                                                          $   162,856           $   565,524
                                                                      ===========           ===========

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                    $    23,992           $     5,996
  Customer deposits                                                        43,617               271,509
  Loans payable - related party                                           153,148               485,199
                                                                      -----------           -----------
TOTAL CURRENT LIABILITIES                                                 220,757               762,704

LONG TERM LIABILITIES
  Loans payable - related parties                                         220,000                    --
                                                                      -----------           -----------
TOTAL LIABILITIES                                                         440,757               762,704
                                                                      -----------           -----------

STOCKHOLDERS' DEFICIT
  Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
   none issued and outstanding                                                 --                    --
  Common stock, $0.00001 par value, 185,000,000 shares authorized;
   103,652,778 and  101,702,778 shares issued and outstanding               1,037                 1,017
  Additional paid in capital                                            3,474,645             3,347,352
  Accumulated Deficit                                                  (3,753,582)           (3,545,549)
                                                                      -----------           -----------
TOTAL STOCKHOLDERS' DEFICIT                                              (277,901)             (197,180)
                                                                      -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $   162,856           $   565,524
                                                                      ===========           ===========



                 See accompanying notes to financial statements

                                Easy Energy, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                         Three Months Ended June 30,        Six Months Ended June 30,
                                                            2010              2009            2010            2009
                                                        ------------     ------------     ------------    ------------
SALES                                                   $     49,000     $         --     $    574,587    $         --

COST OF GOODS SOLD                                            32,837               --          381,922              --
                                                        ------------     ------------     ------------    ------------

GROSS PROFIT                                                  16,163               --          192,665              --
                                                        ------------     ------------     ------------    ------------

OPERATING EXPENSES
  Research and development - primarily related party          70,449          169,722          172,145         294,114
  General and administrative expenses                         68,639           53,969          228,405         312,325
                                                        ------------     ------------     ------------    ------------
TOTAL OPERATING EXPENSES                                     139,088          223,691          400,550         606,439

INTEREST INCOME                                                 (427)             (39)            (148)           (549)
                                                        ------------     ------------     ------------    ------------

NET LOSS                                                $   (123,352)    $   (223,730)    $   (208,033)   $   (606,988)
                                                        ============     ============     ============    ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED           $      (0.00)    $     (0.002)    $      (0.00)   $      (0.01)
                                                        ============     ============     ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
 DURING THE PERIOD - BASIC AND DILUTED                   103,652,777       95,202,777      102,859,959      94,128,744
                                                        ============     ============     ============    ============


                 See accompanying notes to financial statements

                                Easy Energy, Inc.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                         Six Months Ended June 30,
                                                                           2010            2009
                                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                               $(208,033)      $(606,988)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Stock issued for services                                              25,000         105,000
     Options issued for services                                            22,562              --
  Changes in operating assets and liabilities:
     Impairment loss                                                         8,500              --
     Prepaid expenses                                                           --          62,291
     Inventory                                                                (310)        (11,844)
     Deposits                                                              313,152              --
     Accounts payable                                                       17,996             216
     Customer deposits                                                    (227,892)             --
                                                                         ---------       ---------
           Net Cash Used In Operating Activities                           (49,025)       (451,325)
                                                                         ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in patent costs                                                      --          (8,500)
  Increase in available for sale marketable securities                      (2,580)             --
                                                                         ---------       ---------
           Net Cash Used In Investing Activities                            (2,580)         (8,500)
                                                                         ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from related party loans                                        383,182         324,456
  Repayments on related party loans                                       (495,233)             --
  Proceeds from stock issued for cash                                       79,750          20,000
                                                                         ---------       ---------
           Net Cash Provided By (Used In) Financing Activities             (32,301)        344,456
                                                                         ---------       ---------

Net decrease in cash                                                       (83,906)       (115,369)

Cash - beginning of period                                                 105,438         124,533
                                                                         ---------       ---------

Cash - end of period                                                     $  21,532       $   9,164
                                                                         =========       =========

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
Cash paid during the period for:
  Interest                                                               $      --       $      --
                                                                         =========       =========

  Taxes                                                                  $      --       $      --
                                                                         =========       =========


                 See accompanying notes to financial statements

                                Easy Energy, Inc.
                          Notes to Financial Statements
                                  June 30, 2010
                                    Unaudited



NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information as of December 31, 2009 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The unaudited condensed interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2009.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended June 30, 2010 are not necessarily indicative of results for the full fiscal year.

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

                                Easy Energy, Inc.
                          Notes to Financial Statements
                                  June 30, 2010
                                    Unaudited



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

INVESTMENTS

(A)  CLASSIFICATION OF SECURITIES

ASC 320, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" ("ASC 320"), as amended and interpreted, requires that at the time of purchase, designation of a security as held-to-maturity, available-for-sale or trading depending on ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. The Company may sell securities as part of the management of the investment portfolio. Accordingly, all securities held at June 30, 2010 are designated as available for sale. Any unrealized gains and losses are reported as other comprehensive income as a component in the statement of stockholders' equity.

(B)  OTHER THAN TEMPORARY IMPAIRMENT

ASC 320 provides guidance on determining when an investment is other than temporarily impaired. The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company's intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company has not recorded any equity investment losses for the three and six months ended June 30, 2010.

INVENTORY

Inventory, consisting of finished goods, are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

                                Easy Energy, Inc.
                          Notes to Financial Statements
                                  June 30, 2010
                                    Unaudited



DEPOSITS

The Company purchases its inventory from its suppliers through a letter of credit. The funds are held in banks which are released once the product is ready to be shipped.

REVENUE RECOGNITION AND CUSTOMER DEPOSITS

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured. Sales are recognized upon shipment of products to customers.

There is no stated right of return for products, however, in the event that the Company ceases a customer relationship, the Company is obligated to re-purchase any unsold inventory held by the customer. To date, the Company has not had any instance of this occurrence.

In the event that there is a defective product, the Company is obligated to replace the defect. To date, the Company has not had any instance of this occurrence.

The Company collects a percentage of the sales price from its customers in advance of shipment. Upon shipment, customer deposits become earned revenues. The Company had $43,617 and $271,509 of such deposits on hand as of June 30, 2010 and December 31, 2009, respectively.

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

The Company had the following potential common stock equivalents at June 30, 2010 and December 31, 2009:

                                        June 30, 2010     December 31, 2009
                                        -------------     -----------------

     Warrants                            18,929,440          18,529,440

     Options                              1,000,000                  --
                                         ----------          ----------

     Total common stock equivalents      19,929,440          18,529,440
                                         ==========          ==========

Since the Company reflected a net loss in for the period ended June 30, 2010 and 2009, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

                                Easy Energy, Inc.
                          Notes to Financial Statements
                                  June 30, 2010
                                    Unaudited



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

NOTE 3 GOING CONCERN

As reflected in the accompanying unaudited condensed interim financial statements, the Company has a net loss of $208,033 and net cash used in operations of $49,025 for the six months ended June 30, 2010, and a working capital deficit and stockholders' deficit of $57,901 and $277,901, respectively, at June 30, 2010.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term loans and notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company's existence.

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

The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These accompanying unaudited condensed interim financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

                                Easy Energy, Inc.
                          Notes to Financial Statements
                                  June 30, 2010
                                    Unaudited



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

As of June 30, 2010, investment in marketable securities consisted solely of Israeli government bonds, which are classified as available for sale marketable securities and is carried at fair value.

                     Level 1:       Level 2:
                  Quoted Prices   Quoted Prices
                    in Active      in Inactive      Level 3:
                   Markets for     Markets for    Significant
                    Identical      Identical      Unobservable      Total at
                     Assets          Assets         Inputs       June 30, 2010
                     ------          ------         ------       -------------

Israeli Bonds         $  --          $2,580            --            $2,580
                      -----          ------         -----            ------
    Total             $  --          $2,580            --            $2,580
                      =====          ======         =====            ======

                                Easy Energy, Inc.
                          Notes to Financial Statements
                                  June 30, 2010
                                    Unaudited



NOTE 5 STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2010:

(A) STOCK AND OPTIONS.

On January 26, 2010, the Company issued 500,000 shares of common stock for consulting services, having a fair value of $25,000 ($0.05/share), based upon the quoted closing trading price. In addition the Company granted the consultant 500,000 options at an exercise price of $0.15 per share, which expire three years from issuance. The options vest evenly over a period of 5 months starting February 1, 2010. The Company determined the fair value of these 500,000 options was $17,181. For the six months ended June 30, 2010, the Company expensed $17,181.

On May 17, 2010 the Company granted the same consultant an additional 500,000 options at an exercise price of $0.04 per share, which expires three years from issuance. 100,000 options vest immediately upon execution of this agreement, and 100,000 options will vest monthly, on the first day of each month, during the term of this agreement. The Company determined the fair value of these 500,000 options was $13,407. For the six months ended June 30, 2010, the Company expensed $5,362.

The Company considered the following assumptions in determining fair value for its 2010 stock option grants:

                Expected term                       3 years
                Expected volatility             111% - 150%
                Expected dividends                       0%
                Risk free interest rate       1.30% - 1.40%
                Expected forfeitures                     0%

The consultant is also receiving $4,000/month as additional consideration.

                                Easy Energy, Inc.
                          Notes to Financial Statements
                                  June 30, 2010
                                    Unaudited



The following is a summary of the Company's options that are outstanding and exercisable at June 30, 2010 as follows:

                                                                              Weighted
                                                                               Average
                                                               Weighted       Remaining
                                                                Average      Contractual
                                                               Exercise        Life in        Intrinsic
                                                Options          Price          Years           Value
                                                -------          -----          -----           -----
Balance - December 31, 2009                          --         $     --           --           $   --
  Granted                                     1,000,000         $   0.10
  Exercised                                          --         $     --
  Forfeited/Cancelled                                --         $     --
                                              ---------         --------
Balance - June 30, 2010  - outstanding        1,000,000         $   0.10         2.73           $ 5,000
                                              =========         ========        =====           =======
Balance - June 30, 2010 - exercisable           700,000         $   0.10         2.73           $ 5,000
                                              =========         ========        =====           =======

(B)  WARRANTS

On March 29, 2010, the Company issued 1,450,000 shares and 400,000 warrants in a private placement for $79,750 ($0.055/share). The warrants expire in two years and have an exercise price of $0.12/share.

The following is a summary of the Company's warrants that are outstanding and exercisable at June 30, 2010 is as follows:

                                                                              Weighted
                                                                               Average
                                                               Weighted       Remaining
                                                                Average      Contractual
                                                               Exercise        Life in        Intrinsic
                                                Warrants         Price          Years           Value
                                                --------         -----          -----           -----
Balance - December 31, 2008                    16,029,440       $ 0.25
  Granted                                       2,500,000       $ 0.15
  Exercised                                            --       $   --
  Forfeited/Cancelled                                  --       $   --
                                               ----------       ------
Balance - December 31, 2009                    18,529,440       $ 0.24
                                               ==========       ======
  Granted                                         400,000       $ 0.12
  Exercised                                            --       $   --
  Forfeited/Cancelled                                  --       $   --
                                               ----------       ------
Balance - June 30, 2010 - outstanding          18,929,440       $ 0.24           2.38          $   --
                                               ==========       ======          =====          ======
Balance - June 30, 2010 - exercisable          18,929,440       $ 0.24           2.38          $   --
                                               ==========       ======          =====          ======

                                Easy Energy, Inc.
                          Notes to Financial Statements
                                  June 30, 2010
                                    Unaudited



NOTE 6 RELATED PARTY TRANSACTIONS

(A)  DEBT

During the six months ended June 30, 2010, the Company received $72,808 in advances from its Chief Executive Officer and an affiliate. These advances were non-interest bearing, unsecured and due on demand. During the six months ended June 30, 2010, the Company repaid $263,689 to the Chief Executive Officer and an affiliate. As a result, the amount due to this individual at June 30, 2010 was $153,148.

On March 28, 2010, the Company received $220,000 from family members of a Company director. The loan is non-interest bearing and due January 1, 2012. In the event of default, the Company would be required to issue 4,000,000 shares of common stock at the market price. These loans have been classified as long term.

(B)  RESEARCH AND DEVELOPMENT

The Company paid product development costs to a Company controlled by the Company's Chief Executive Officer:


Three Months Ended    Three Months Ended   Six Months Ended   Six Months Ended
  June 30, 2010         June 30, 2009       June 30, 2010      June 30, 2009
  -------------         -------------       -------------      -------------
     $61,500              $133,300             $150,500           $235,800

NOTE 7 CONCENTRATIONS

The Company has the following concentrations for sales and purchases for the six months ended June 30, 2010 and 2009:

SALES                        2010                 2009
                             ----                 ----

     A                        68%                  --%

     B                        25%                  --%

PURCHASES                    2010                 2009
                             ----                 ----

     A (RELATED PARTY)        47%                  83%
     B                        45%                  --%
     C                        --%                  15%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, or this Quarterly Report, contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. Such forward-looking statements appear in this Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding our expectations regarding our short- and long-term capital requirements, our business plan and estimated expenses for the coming 12 months, and our anticipated launch of our YoGen Max(TM) product. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Easy Energy, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report.

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

We are the sole owner of the YoGen(R) product suite of compact man-powered generators, which are designed to provide an innovative and effective solution to the currently underserved need of the almost limitless users of portable electronics devices for a power source that will ensure those devices' ability to operate in circumstances in which conventional recharging sources are unavailable. Included in the product line are the basic YoGen, a slim, pocket-sized charger for small devices such as cell phones, GPS, iPods, etc., which is operated by a convenient pull-cord, and the recently prototyped YoGen Max, which is intended to replace a conventional cell phone battery and provide pull-cord charging capability without the need for a stand-alone charger. We completed the design and began to market the YoGen during 2009.

Our principal business plan is to continue to manufacture and market the YoGen product and to seek third party entities interested in licensing the rights to manufacture and market a man-powered charger. Our target market consists of consumers of disposable and rechargeable batteries, those who heavily depend on their portable devices, especially cell phone users, and those who are looking for "green" energy sources. We additionally plan to continue to develop the YoGen Max and other devices in the YoGen product line.

During the fiscal period ending December 31, 2009 we completed the design of the YoGen(R) and YoGen Max and started mass production of the YoGen for sale to our manufacturer's representatives and global distributors. In January 2010, we officially launched the YoGen to the North American markets at the 2010 International Consumer Electronics Show in Las Vegas, Nevada. The YoGen was given an award as "Best of CES 2010". The Company expects to introduce the YoGen Max for sale into the global marketplace during the second half of 2010.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in its report on our audited financial statements for the period ended December 31, 2009, our independent registered public accounting firm included an explanatory paragraph regarding our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered public accounting firm.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

REVENUES AND COSTS OF REVENUES

During the three months ended June 30, 2010 we achieved sales of $49,000 compared to $0 in June 30, 2009. The increase in revenues is attributable to sales of our YoGen product to global distributors as we have emerged from our development stage.

Cost of revenues for the three months ended June 30, 2010 was $32,837 compared to $0 for the three months ended June 30, 2009. The increase is attributable to sales of our YoGen product to global distributors.

RESEARCH AND DEVELOPMENT

Research and development costs for the three months ended June 30, 2010 decreased to $70,449 from $169,722 for the three months ended June 30, 2009. The decrease is primarily attributable to a decrease in the amount spent on development of our YoGen product, offset by an increase in the amount spent on development of our new YoGen Max product and our YoGen BAT, as well as an increase in our patent expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended June 30, 2010 increased to $68,639 from $53,969 for the three months ended June 30, 2009. The decrease is primarily attributable to a decrease in legal expenses, offset by an increase in travel and accounting fees.

NET LOSS

We incurred a loss of $123,352 for the three months ended June 30, 2010 compared to $223,730 for the three months ended June 30, 2009. Net loss per share from operations for the three months ended June 30, 2010 and 2009 was $0 and $0.00, respectively. The decrease in net loss for the three months ended June 30, 2010 is primarily attributable to the revenues from sales of our YoGen product to global distributors and a decrease in research and development expenses, offset by the increase in the costs of revenues.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

REVENUES AND COSTS OF REVENUES

During the six months ended June 30, 2010 we achieved sales of $574,587 compared to $0 as of June 30, 2009. The increase in revenues is attributable to sales of our YoGen product to global distributors as we have emerged from our development stage.

Cost of revenues for the six months ended June 30, 2010 was $381,922 compared to $0 for the six months ended June 30, 2009. The increase is attributable to sales of our YoGen product to global distributors.

RESEARCH AND DEVELOPMENT

Research and development costs for the six months ended June 30, 2010 decreased to $172,145 from $294,114 for the six months ended June 30, 2009. The decrease is primarily attributable to a decrease in the amount spent on development of our YoGen product, offset by an increase in the amount spent on development of our new YoGen Max product and our YoGen BAT, as well as an increase in our patent expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the six months ended June 30, 2010 decreased to $228,405 from $312,325 for the six months ended June 30, 2009. The decrease is primarily attributable to a decrease in marketing, consulting and legal expenses, offset by an increase in travel, accounting and public relation fees.

NET LOSS

We incurred a loss of $208,033 for the six months ended June 30, 2010 compared to $606,988 for the six months ended June 30, 2009. Net loss per share from operations for the three months ended June 30, 2010 and 2009 was $0 and $0.01, respectively. The decrease in net loss for the six months ended June 30, 2010 is primarily attributable to the revenues from sales of our YoGen product to global distributors, a decrease in research and development expenses and a decrease in general and administrative expenses, offset by the increase in the costs of revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, total current assets were $162,856 and total current liabilities were $220,757, resulting in a working capital deficit of $57,901. We finance our operations and plan to continue doing so with a combination of stock issuances, loans and revenues from product sales. Our loans have come from our Chief Executive Officer and an affiliate entity as described in Note 6 to the financial statements. Cash on hand as of June 30, 2010 was $21,532. Our cash resources at June 30, 2010 resulted from a long-term loan of $220,000 described below and stock issued in a private placement transaction of $79,750 described below, offset by a decrease in shareholder loans and net loss in the six months ended June 30, 2010.

Operating activities used cash of $49,025 during the six months ended June 30, 2010. Cash generated from operating activities in the six months ended June 30, 2010 resulted primarily from a $313,152 decrease in deposits maintained by the Company with various manufacturers prior to the completion of inventory held for resale, due to sale of inventory by the Company, $25,000 stock issuance for services and a $17,996 increase in accounts payable, offset by a $208,033 net loss and a $227,892 decrease of customers' deposits, which resulted from the increase of sales described above.

Investing activities used cash of $2,580 during the six months ended June 30, 2010 as a result of purchasing available for sale marketable debt securities.

Financing activities used cash of $32,301 during the six months ended June 30, 2010. Cash generated from financing activities for the six month period ended June 30, 2010 resulted primarily from $383,182 in short-term and long-term related party loans and the issuance of common stock and warrants of $79,750, offset by $495,233 of repayments of related party loans.

On March 29, 2010, certain investors purchased 1,450,000 of our common shares at a price of $0.055 per share and 400,000 warrants for aggregate proceeds of $79,750. Each warrant is exercisable into one common share at an exercise price of $0.12 for a two-year period expiring March 29, 2012.

Our current loan from a related party as of June 30, 2010 decreased to $153,148 compared to $485,199 as of December 31, 2009. The decrease is attributable to our payment of a portion of the loan back to the related party. The outstanding $153,148 constitutes advances from our Chief Executive Officer, which advances are non-interest bearing, unsecured and due on demand.

Our long term loans payable to related parties as of June 30, 2010 increased to $220,000 compared to $0 as of December 31, 2009. On March 28, 2010, the Company received the $220,000 non-interest bearing loan due January 1, 2012 from family members of Mr. Emanuel Cohen, a director of the Company. In the event of default, the Company would be required to issue 4,000,000 shares of common stock on the default date.

For a further discussion of our loans from related parties, please see the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Related Person Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the 1934 Act, as of the end of the period covered by this Quarterly Report, being the fiscal quarter ended June 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Our small size makes the proper identification and authorization of transactions difficult, as we have essentially only two individuals overseeing this process. Given our small size, we also have difficulties with separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. Additionally, our officers are also our sole board members. This does not provide an adequate level of layers of internal controls, which in turn make it difficult to accumulate information required to be disclosed by us in the reports that we file or submit under the 1934 Act. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2010.

There was no change to our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 17, 2010, we issued options to purchase 500,000 shares of our common stock, at an exercise price per share of $0.04 and a determined fair value of $13,407, to a consultant of the Company for services to us. The options expire three years from issuance. This issuance was deemed exempt under Regulation S and/or Regulation D under the Securities Act of 1933, as amended, or the Act, and/or Section 4(2) of the Act.

ITEM 6. EXHIBITS.

Exhibit Number                    Exhibit Description
--------------                    -------------------

   31.1           Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
                  Officer*

   31.2           Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
                  Officer*

   32.1           Section 1350 Certification of Principal Executive Officer**

   32.2           Section 1350 Certification of Principal Financial Officer**

----------
* Filed herewith.
** Furnished herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EASY ENERGY, INC.


                                    By: /s/ Guy Ofir
                                        ----------------------------------------
                                        Guy Ofir, Chief Executive Officer
                                       (Principal Executive Officer)

                                        Dated: August 6, 2010


                                    By: /s/ Emanuel Cohen
                                        ----------------------------------------
                                        Emanuel Cohen, Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)

                                        Dated: August 6, 2010