Form 10-Q
period 2010-09-30
Easy Energy Inc
filed 2010-11-12
CIK 1415397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2010
                                       or

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 10, 2010, the registrant's shares of common stock, par value $0.00001, outstanding were 103,652,778.

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

     Balance Sheets.......................................................... 3

     Statements of Operations................................................ 4

     Statements of Cash Flows................................................ 5

     Notes to Financial Statements........................................... 6

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 16

Item 3 - Quantitative and Qualitative Disclosures About Market Risk......... 19

Item 4 - Controls and Procedures............................................ 19

                           PART II - OTHER INFORMATION

Item 6 - Exhibits........................................................... 21

Signatures.................................................................. 22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                Easy Energy, Inc.
                                 Balance Sheets

                                                                     September 30, 2010        December 31, 2009
                                                                     ------------------        -----------------
                                                                        (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $     2,623                $   105,438
  Available for sale marketable securities                                   2,580                         --
  Accounts receivable                                                       74,309                         --
  Inventory                                                                     --                      3,721
  Deposits                                                                      --                    447,865
                                                                       -----------                -----------
TOTAL CURRENT ASSETS                                                        79,512                    557,024
                                                                       -----------                -----------
OTHER ASSETS
  Patent                                                                        --                      8,500
                                                                       -----------                -----------
TOTAL OTHER ASSETS                                                              --                      8,500
                                                                       -----------                -----------

TOTAL ASSETS                                                           $    79,512                $   565,524
                                                                       ===========                ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                     $    45,441                $     5,996
  Customer deposits                                                             --                    271,509
  Loans payable - related party                                            193,110                    485,199
                                                                       -----------                -----------
TOTAL CURRENT LIABILITIES                                                  238,551                    762,704

LONG TERM LIABILITIES
  Loans payable - related parties                                          220,000                         --
                                                                       -----------                -----------
TOTAL LIABILITIES                                                          458,551                    762,704
                                                                       -----------                -----------
STOCKHOLDERS' DEFICIT
  Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
   none issued and outstanding                                                  --                         --
  Common stock, $0.00001 par value, 185,000,000 shares authorized;
   105,102,778 and  101,702,778 shares issued and outstanding                1,051                      1,017
  Additional paid in capital                                             3,647,546                  3,347,352
  Accumulated deficit                                                   (4,027,636)                (3,545,549)
                                                                       -----------                -----------
TOTAL STOCKHOLDERS' DEFICIT                                               (379,039)                  (197,180)
                                                                       -----------                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $    79,512                $   565,524
                                                                       ===========                ===========


                 See accompanying notes to financial statements

                                Easy Energy, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended September 30,      Nine Months Ended September 30,
                                                           2010                2009             2010                2009
                                                       ------------        ------------     ------------        ------------
Sales                                                  $    140,740        $         --     $    715,327        $         --

COST OF GOODS SOLD                                          136,494                  --          518,416                  --
                                                       ------------        ------------     ------------        ------------

GROSS PROFIT                                                  4,246                  --          196,911                  --
                                                       ------------        ------------     ------------        ------------
OPERATING EXPENSES
  Research and development - primarily related party         15,389              62,570          187,534             356,684
  General and administrative expenses                       263,108              51,639          491,513             363,964
                                                       ------------        ------------     ------------        ------------
TOTAL OPERATING EXPENSES                                    278,497             114,209          679,047             720,648

INTEREST INCOME (EXPENSE) - NET                                 198                 310               50                (240)
                                                       ------------        ------------     ------------        ------------

NET LOSS                                               $   (274,054)       $   (113,899)    $   (482,087)       $   (720,888)
                                                       ============        ============     ============        ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED          $      (0.00)       $      (0.00)    $      (0.00)       $      (0.01)
                                                       ============        ============     ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
 DURING THE PERIOD - BASIC AND DILUTED                  104,614,190          95,202,777      103,451,129          94,355,891
                                                       ============        ============     ============        ============


                 See accompanying notes to financial statements

                                Easy Energy, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                Nine Months Ended September 30,
                                                                   2010                 2009
                                                                ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $ (482,087)          $ (720,888)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock issued for services                                      83,000              105,000
     Share based payments                                          137,478                   --
  Changes in operating assets and liabilities:
     Impairment loss - patent                                        8,500                   --
     Prepaid expenses                                                   --               88,541
     Inventory                                                       3,721                   --
     Accounts receivable                                           (74,309)                  --
     Deposits                                                      447,865             (434,369)
     Accounts payable                                               39,445               22,763
     Customer deposits                                            (271,509)             295,400
                                                                ----------           ----------
          Net Cash Used In Operating Activities                   (107,896)            (643,553)
                                                                ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in patent costs                                              --               (8,500)
  Increase in available for sale marketable securities              (2,580)                  --
                                                                ----------           ----------
          Net Cash Used In Investing Activities                     (2,580)              (8,500)
                                                                ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from related party loans                                423,144              451,000
  Repayments on related party loans                               (495,233)                  --
  Proceeds from stock issued for cash                               79,750               85,000
                                                                ----------           ----------
          Net Cash Provided By Financing Activities                  7,661              536,000
                                                                ----------           ----------

Net decrease in cash                                              (102,815)            (116,053)

Cash - beginning of period                                         105,438              124,533
                                                                ----------           ----------

Cash - end of period                                            $    2,623           $    8,480
                                                                ==========           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                      $       --           $       --
                                                                ==========           ==========
  Taxes                                                         $       --           $       --
                                                                ==========           ==========


                 See accompanying notes to financial statements

                                Easy Energy, Inc.
                          Notes to Financial Statements
                               September 30, 2010
                                    Unaudited


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

The financial information as of December 31, 2009 is derived from the audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The unaudited condensed interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations, for the year ended December 31, 2009.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2010 are not necessarily indicative of results for the full fiscal year.

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

                                Easy Energy, Inc.
                          Notes to Financial Statements
                               September 30, 2010
                                    Unaudited


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

INVESTMENTS

(A) CLASSIFICATION OF SECURITIES

ASC 320, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" ("ASC 320"), as amended and interpreted, requires that at the time of purchase, designation of a security as held-to-maturity, available-for-sale or trading depending on ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. The Company may sell securities as part of the management of the investment portfolio. Accordingly, all securities held at September 30, 2010 are designated as available for sale. Any unrealized gains and losses are reported as other comprehensive income as a component in the statement of stockholders' equity.

(B) OTHER THAN TEMPORARY IMPAIRMENT

ASC 320 provides guidance on determining when an investment is other than temporarily impaired. The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company's intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. The Company has not recorded any equity investment losses for the three and nine months ended September 30, 2010.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms. The Company periodically evaluates the collectability of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances.

                                Easy Energy, Inc.
                          Notes to Financial Statements
                               September 30, 2010
                                    Unaudited


The Company does not charge interest on past due receivables. Receivables are determined to be past due based on payment terms of original invoices.

At September 30, 2010, the Company did not record an allowance for doubtful accounts.

INVENTORY

Inventory, consisting of finished goods, are stated at the lower of cost or market using the first-in, first-out (FIFO) valuation method.

DEPOSITS

The Company purchases its inventory from suppliers through a letter of credit. The funds are held in banks which are released once the product is ready to be shipped.

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

The Company collects a percentage of the sales price from its customers in advance of shipment. Upon shipment, customer deposits become earned revenues. The Company had $0 and $271,509 of such deposits on hand as of September 30, 2010 and December 31, 2009, respectively.

Sales discounts are accounted for as a direct reduction of revenues. During the nine months ended September 30, 2010 and 2009, the Company recorded discounts of $5,645 and $0, respectively.

COST OF SALES

Cost of sales represents costs directly related to the production and manufacturing of the Company's battery charging solutions for portable electronic devices. Costs include manufacturing, assembling, freight and packaging costs.

                                Easy Energy, Inc.
                          Notes to Financial Statements
                               September 30, 2010
                                    Unaudited


RESEARCH AND DEVELOPMENT

The Company expenses research and development costs as incurred. Research and development expenses consist primarily of assembly line, engineer's fees and patent expense. These services are provided primarily by an affiliated entity of the Company's CEO.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The  carrying  amounts  of  the  Company's  short-term  financial   instruments,
including accounts receivable and accounts payable, approximate fair value due to the relatively short period to maturity for these instruments.

SHARE-BASED PAYMENT ARRANGEMENTS

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards' grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expenses resulting from share-based payments are recorded in cost of goods sold, research and development or general and administrative expenses in the statement of operations, depending on the nature of the services provided.

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

The Company had the following potential common stock equivalents at September 30, 2010 and December 31, 2009:

                                      September 30, 2010       December 31, 2009
                                      ------------------       -----------------

Warrants                                  22,429,440              18,529,440
Options                                    1,000,000                      --
                                          ----------              ----------
Total common stock equivalents            23,429,440              18,529,440
                                          ==========              ==========

Since the Company reflected a net loss in for the periods ended September 30, 2010 and 2009, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

                                Easy Energy, Inc.
                          Notes to Financial Statements
                               September 30, 2010
                                    Unaudited


RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, "IMPROVING DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS ("ASU 2010-06"). ASU 2010-06 amends ASC 820, "FAIR VALUE
MEASUREMENTS" ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. ASU 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company's unaudited financial position or results of operations.

NOTE 3 GOING CONCERN

As reflected in the accompanying unaudited condensed interim financial statements, the Company has a net loss of $482,087 and net cash used in operations of $107,896 for the nine months ended September 30, 2010, and a working capital deficit and stockholders' deficit of $159,039 and $379,039, respectively, at September 30, 2010.

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

                                Easy Energy, Inc.
                          Notes to Financial Statements
                               September 30, 2010
                                    Unaudited


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

                                Easy Energy, Inc.
                          Notes to Financial Statements
                               September 30, 2010
                                    Unaudited


As of September 30, 2010, investment in marketable securities consisted solely of Israeli government bonds, which are classified as available for sale marketable securities and are carried at fair value.

                     Level 1:       Level 2:
                  Quoted Prices   Quoted Prices
                    in Active      in Inactive      Level 3:
                   Markets for     Markets for    Significant      Total at
                    Identical      Identical      Unobservable   September 30,
                     Assets          Assets         Inputs           2010
                     ------          ------         ------       -------------

Israeli Bonds        $    --         $2,580             --          $2,580
                     -------         ------          -----          ------
    Total            $    --         $2,580             --          $2,580
                     =======         ======          =====          ======

NOTE 5 STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010:

(A) STOCK AND OPTIONS.

On January 26, 2010, the Company issued 500,000 shares of common stock for consulting services, having a fair value of $25,000 ($0.05/share), based upon the quoted closing trading price. In addition the Company granted the consultant 500,000 options at an exercise price of $0.15 per share, which expire three years from issuance. The options vested evenly over a period of 5 months starting February 1, 2010. The Company determined the fair value of these 500,000 options was $17,181. For the nine months ended September 30, 2010, the Company expensed $17,181.

On May 17, 2010, the Company granted the same consultant an additional 500,000 options at an exercise price of $0.04 per share, which expires three years from issuance. 100,000 options vested immediately upon execution of this agreement, and 100,000 options will vest monthly, on the first day of each month, during the term of this agreement. The Company determined the fair value of these 500,000 options was $13,407. For the nine months ended September 30, 2010, the Company expensed $5,362.

The consultant is also receiving $4,000/month as additional consideration.

On July 31, 2010 the Company issued 1,450,000 shares of common stock to its one of shareholders pursuant to a settlement between the shareholder and the Company and its president, having a fair value of $58,000 ($0.04/share) based upon the quoted closing trading price for the Company's shares on the Over-the-Counter Bulletin Board.

                                Easy Energy, Inc.
                          Notes to Financial Statements
                               September 30, 2010
                                    Unaudited


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

The following is a summary of the Company's options that are outstanding and exercisable at September 30, 2010:

                                                                              Weighted
                                                                               Average
                                                               Weighted       Remaining
                                                                Average      Contractual
                                                               Exercise        Life in     Intrinsic
                                                Options          Price          Years        Value
                                                -------          -----          -----        -----
Balance - December 31, 2009                          --         $     --           --        $   --
  Granted                                     1,000,000         $   0.10
  Exercised                                          --         $     --
  Forfeited/Cancelled                                --         $     --
                                              ---------         --------
Balance - September 30, 2010 - outstanding    1,000,000         $   0.10         2.48             --
                                              =========         ========        =====        =======
Balance - September 30, 2010 - exercisable    1,000,000         $   0.10         2.48             --
                                              =========         ========        =====        =======

(B) WARRANTS

On March 29, 2010, the Company issued 1,450,000 shares and 400,000 warrants in a private placement for $79,750 ($0.055/share). The warrants expire in two years and have an exercise price of $0.12/share.

On August 23, 2010, the Company issued to one of its non-employee directors and Chairman of the Board of Directors a warrant to purchase 4,500,000 shares of common stock of the Company. The exercise price for the shares is $0.05 per share, and the warrants vest over a period of 3 years. The Company determined the fair value of these 4,500,000 options was $141,423. For the nine months ended September 30, 2010, the Company expensed $47,141.

On September 30, 2010, the Company issued to one of its non-employee directors a warrant to purchase 4,500,000 shares of common stock of the Company. The exercise price for the shares is $0.05 per share, and the warrants vest over a period of 3 years. The Company determined the fair value of these 4,500,000 options was $134,397. For the nine months ended September 30, 2010, the Company expensed $44,799.

On September 30, 2010, the Company issued to one of its non-employee directors a warrant to purchase 1,500,000 shares of common stock of the Company. The exercise price for the shares is $0.05 per share, and the warrants vest over a

                                Easy Energy, Inc.
                          Notes to Financial Statements
                               September 30, 2010
                                    Unaudited


period of 3 years. The Company determined the fair value of these 1,500,000 options was $44,799. For the nine months ended September 30, 2010, the Company expensed $14,933.

The Company considered the following assumptions in determining fair value for its 2010 warrants grants:

                Expected term                       3 years
                Expected volatility             114% - 120%
                Expected dividends                       0%
                Risk free interest rate       0.67% - 0.76%
                Expected forfeitures                     0%

The following is a summary of the Company's warrants that are outstanding and exercisable at September 30, 2010:

                                                                              Weighted
                                                                               Average
                                                               Weighted       Remaining
                                                                Average      Contractual
                                                               Exercise        Life in     Intrinsic
                                                Warrants         Price          Years        Value
                                                --------         -----          -----        -----
Balance - December 31, 2008                    16,029,440       $ 0.25
  Granted                                       2,500,000       $ 0.15
  Exercised                                            --       $   --
  Forfeited/Cancelled                                  --       $   --
                                               ----------       ------
Balance - December 31, 2009                    18,529,440       $ 0.24
  Granted                                      10,900,000       $ 0.05
  Exercised                                            --       $   --
  Forfeited/Cancelled                                  --       $   --
                                               ----------       ------
Balance - September 30, 2010 - outstanding     29,429,440       $ 0.17          2.48         $   --
                                               ==========       ======          ====         ======
Balance - September 30, 2010 - exercisable     22,229,440       $ 0.21          2.48         $   --
                                               ==========       ======          ====         ======

NOTE 6 RELATED PARTY TRANSACTIONS

(A) DEBT

During the nine months ended September 30, 2010, the Company received $112,770 in advances from its Chief Executive Officer and an affiliate. These advances were non-interest bearing, unsecured and due on demand. During the nine months ended September 30, 2010, the Company repaid $263,689 to the Chief Executive Officer and an affiliate. As a result, the amount due to this individual at September 30, 2010 was $193,110.

                                Easy Energy, Inc.
                          Notes to Financial Statements
                               September 30, 2010
                                    Unaudited


On March 28, 2010, the Company received $220,000 from family members of a Company director. The loan is non-interest bearing and due January 1, 2012. In the event of default, the Company would be required to issue 4,000,000 shares of common stock. These loans have been classified as long term.

(B) RESEARCH AND DEVELOPMENT

The Company paid product development costs to a Company controlled by the Company's Chief Executive Officer:

Three Months Ended   Three Months Ended   Nine Months Ended   Nine Months Ended
September 30, 2010   September 30, 2009   September 30, 2010  September 30, 2009
------------------   ------------------   ------------------  ------------------

    $     --               $30,000              $150,500            $265,800

NOTE 7 CONCENTRATIONS

The Company has the following concentrations for sales and purchases for the nine months ended September, 30, 2010 and 2009:

SALES                     2010             2009
                          ----             ----

  A                       57%               --%
  B                       20%               --%
  C                       17%               --%

PURCHASES                 2010             2009
                          ----             ----

  A (RELATED PARTY)        42%              77%
  B                        48%              10%
  C                        --%              13%

NOTE 8 COMMITMENTS AND CONTINGENCIES

COMMITMENT

On August 25, 2010, the Company entered into a manufacturing agreement with a third party to assist the Company in the manufacturing, assembling and selling of products.

LITIGATIONS, CLAIMS AND ASSESSMENTS

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, or this Quarterly Report, contains certain forward-looking statements. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. Such forward-looking statements appear in this Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding our expectations regarding our short- and long-term capital requirements, our business plan and estimated expenses for the coming 12 months, and our anticipated launch of our YoGen Max(TM) product. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Easy Energy, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. Except as required by law, we do not intend to update or change any forward looking statements as a result of new information, future events or otherwise. Further information on potential factors that could affect our business is described Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or our Annual Report. Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report and in our Annual Report.

Easy Energy, Inc. (referred to in this Quarterly Report as "Easy Energy", "us", "we" and "our") was incorporated under the laws of the State of Nevada on May 17, 2007. We are an early stage company. We currently have no employees other than our Chief Executive Officer and Chief Financial Officer.

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

Our principal business plan is to continue to manufacture and market the YoGen product and to seek third party entities interested in licensing the rights to manufacture and market a man-powered charger. On August 25, 2010, the Company entered into a manufacturing agreement with a third party to assist the Company in the manufacturing, assembling and selling of products. Our target market consists of consumers of disposable and rechargeable batteries, those who heavily depend on their portable devices, especially cell phone users, and those who are looking for "green" energy sources. We additionally plan to continue to develop the YoGen Max and other devices in the YoGen product line.

During the fiscal period ended December 31, 2009 we completed the design of the YoGen(R) and YoGen Max and started mass production of the YoGen for sale to our manufacturer's representatives and global distributors. In January 2010, we officially launched the YoGen to the North American markets at the 2010 International Consumer Electronics Show in Las Vegas, Nevada. The YoGen was given an award as "Best of CES 2010". The Company expects to introduce the YoGen Max for sale into the global marketplace during the first half of 2011.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

REVENUES AND COSTS OF REVENUES

During the three months ended September 30, 2010 we achieved sales of $140,740 compared to $0 during the three months ended September 30, 2009. The increase in revenues is attributable to sales of our YoGen product to global distributors as we have emerged from our development stage.

Cost of revenues for the three months ended September 30, 2010 was $136,494 compared to $0 for the three months ended September 30, 2009. The increase is attributable to expenses relating to the sales of our YoGen product to global distributors.

RESEARCH AND DEVELOPMENT

Research and development costs for the three months ended September 30, 2010 decreased to $15,389 from $62,570 for the three months ended September 30, 2009. The decrease is primarily attributable to a decrease in the amount spent on development of our YoGen product.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended September 30, 2010 increased to $263,108 from $51,639 for the three months ended September 30, 2009. The increase is primarily attributable to expenses relating to the issuance of warrants to our new directors, and an increase in legal, travel, marketing and accounting expenses.

NET LOSS

We incurred a loss of $274,054 for the three months ended September 30, 2010 compared to $113,899 for the three months ended September 30, 2009. Net loss per share from operations for the three months ended September 30, 2010 and 2009 was $0 respectively. The increase in net loss for the three months ended September 30, 2010 is primarily attributable to expenses related to the issuance of warrants to our new directors, and an increase in legal expenses and our cost of goods sold, offset by revenues from sales of our YoGen product to global distributors.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

REVENUES AND COSTS OF REVENUES

During the nine months ended September 30, 2010 we achieved sales of $715,327 compared to $0 during the nine months ended September 30, 2009. The increase in revenues is attributable to sales of our YoGen product to global distributors as we have emerged from our development stage.

Cost of revenues for the nine months ended September 30, 2010 was $518,416 compared to $0 for the nine months ended September 30, 2009. The increase is attributable to expense relating to the sales of our YoGen product to global distributors.

RESEARCH AND DEVELOPMENT

Research and development costs for the nine months ended September 30, 2010 decreased to $187,534 from $356,684 for the nine months ended September 30, 2009. The decrease is primarily attributable to a decrease in the amount spent on development of our YoGen product, offset by an increase in the amount spent on development of our new YoGen Max product and our YoGen BAT during the first six months of 2010, as well as an increase in our patent expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the nine months ended September 30, 2010 increased to $491,513 from $363,964 for the nine months ended September 30, 2009. The increase is primarily attributable to an increase in expenses related to the issuance of warrants to our new directors, and an increase in travel, accounting and public relations fees, offset by a decrease in marketing, and consulting expenses.

NET LOSS

We incurred a loss of $482,087 for the nine months ended September 30, 2010 compared to $720,888 for the nine months ended September 30, 2009. Net loss per share from operations for the nine months ended September 30, 2010 and 2009 was $0 and $0.01, respectively. The decrease in net loss for the nine months ended September 30, 2010 is primarily attributable to the revenues from sales of our YoGen product to global distributors, and a decrease in research and development expenses, offset by an increase in general and administrative expenses and the cost of goods sold.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, total current assets were $79,512 and total current liabilities were $238,551, resulting in a working capital deficit of $159,039. We finance our operations and plan to continue doing so with a combination of stock issuances, loans and revenues from product sales. Our loans have come from our Chief Executive Officer and an affiliate entity as described in Note 6 to the financial statements. Cash on hand as of September 30, 2010 was $2,623. Our cash resources at September 30, 2010 resulted from a long-term loan of $220,000 described below and stock issued in a private placement transaction of $79,750 described below, offset by a decrease in shareholder loans of $292,089 and net loss of $482,087 during the nine months ended September 30, 2010.

Net cash used in operating activities was $107,896 during the nine months ended September 30, 2010. Cash generated from operating activities in the nine months ended September 30, 2010 resulted primarily from a $447,865 decrease in deposits maintained by the Company with various manufacturers prior to the completion of inventory held for resale, $83,000 of stock issued for services, $137,478 of options issued for services, and a $39,445 increase in accounts payable, offset by a $74,309 increase in accounts receivable due to sale of inventory, a $482,087 net loss and a $271,509 decrease of customers' deposits, which resulted from the increase of sales described above.

Net cash used in investing activities was $2,580 during the nine months ended September 30, 2010 as a result of purchasing available for sale marketable debt securities.

Net cash provided by financing activities was $7,661 during the nine months ended September 30, 2010. Cash generated from financing activities for the nine month period ended September 30, 2010 resulted primarily from $423,144 in short-term and long-term related party loans and the issuance of common stock for cash of $79,750, offset by $495,233 of repayments of related party loans.

On March 29, 2010, certain investors purchased 1,450,000 of our common shares at a price of $0.055 per share and 400,000 warrants for aggregate proceeds of $79,750. Each warrant is exercisable into one common share at an exercise price of $0.12 for a two-year period expiring March 29, 2012.

In August 2010, we issued to one of our shareholders 1,450,000 shares of our common stock pursuant to a settlement agreement in connection with a dispute related to a ratchet mechanism that appeared in an investment agreement dated January 16, 2008, having a fair value of $58,000 ($0.04/share).

On August 23, 2010, we issued to one of our non-employee directors and Chairman of the Board of Directors a warrant to purchase 4,500,000 shares of our common stock. The exercise price for the shares is $0.05 per share, and the warrants vest over a period of three years. We determined the fair value of these 4,500,000 options was $141,423. For the nine months ended September 30, 2010, we expensed $47,141.

On September 30, 2010, we issued to one of our non-employee directors a warrant to purchase 4,500,000 shares of our common stock. The exercise price for the shares is $0.05 per share, and the warrants vest over a period of three years. We determined the fair value of these 4,500,000 options was $134,397. For the nine months ended September 30, 2010, we expensed $44,799.

On September 30, 2010, we issued to one of our non-employee directors a warrant to purchase 1,500,000 shares of our common stock. The exercise price for the shares is $0.05 per share, and the warrants vest over a period of three years. We determined the fair value of these 1,500,000 options was $44,799. For the nine months ended September 30, 2010, we expensed $14,933.

Our current loan from a related party as of September 30, 2010 decreased to $193,110, compared to $485,199 as of December 31, 2009. The decrease is attributable to our re-payment of a portion of the loan to the related party. The outstanding $193,110 constitutes advances from our Chief Executive Officer, which advances are non-interest bearing, unsecured and due on demand.

Our long term loans payable to related parties as of September 30, 2010 increased to $220,000 compared to $0 as of December 31, 2009. On March 28, 2010, we received the $220,000 loan from family members of Mr. Emanuel Cohen, our Chief Financial Officer and a former director. The loan is non-interest bearing and due on January 1, 2012. In the event of default, we would be required to issue to the lenders 4,000,000 shares of common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the 1934 Act, as of the end of the period covered by this Quarterly Report, being the fiscal quarter ended September 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Our small size makes the proper identification and authorization of transactions difficult, as our two executive officers are the only individuals overseeing this process. Given our small size, we also have difficulties with separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. This does not provide an adequate level of layers of internal controls, which in turn make it difficult to accumulate information required to be disclosed by us in the reports that we file or submit under the 1934 Act. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2010.

There was no change to our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

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

                                        Dated: November 12, 2010


                                    By: /s/ Emanuel Cohen
                                        ----------------------------------------
                                        Emanuel Cohen, Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)

                                        Dated: November 12, 2010