Form 10-Q
period 2021-09-30
Raphael Pharmaceutical Inc.
filed 2021-11-16
CIK 1415397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-53002

Raphael Pharmaceutical Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-0204284
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

4 Lui Paster Street

Tel Aviv-Jaffa, Israel 6803605

(Address of principal executive offices)

(Zip Code)

(+972) 52-775-5072

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 15, 2021: 12,454,790

i

RAPHAEL PHARMACEUTICAL INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

UNAUDITED

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - -

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

U.S dollars in thousands (except for share and per share data)

	As of September 30,	As of December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$37	$95
Other current assets	25	228

Total current assets	62	323

Total assets	$62	$323

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Accounts payable	12	--
Other accounts payable	175	9
Loan	-	357

Total current liabilities	187	366

Stockholders’ equity:
Preferred stock, $0.001 par value:	-	-
Authorized: 500,000 shares at September 30, 2021 and December 31, 2020; None issued and outstanding
Common stock, $0.001 par value:	12	9
Authorized: 21,020,560 shares at September 30, 2021 and December 31, 2020;
Issued and outstanding: 12,142,790 and 9,459,253 at September 30, 2021 and December 31, 2020, respectively;
Additional paid-in capital	1,964	991
Accumulated deficit	(2,101)	(1,043)

Total stockholders’ equity (deficit)	(125)	(43)

Total liabilities and stockholders’ equity	$62	$323

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

U.S dollars in thousands (except for share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2021	2020	2021	2020
	Unaudited		Unaudited

Research and development expenses	$552	$241	$161	$69

General and administrative expenses	503	238	257	166

Operating loss	1,055	479	418	235

Total financial expense (income), net	3	9	(2)	8

Net loss	1,058	488	416	243

Basic and diluted net loss per share	0.09	0.05	0.03	0.02

Weighted average number of ordinary shares used in computing basic and diluted net loss per share (**)	10,811,014	9,459,253	12,131,663	9,459,253

(**)	Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction (refer to Note 1a).

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

	Common shares		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2020 (**)	9,459,253	$9	$524	$(325)	$208

Net loss	-	-	-	(245)	(245)

Balance as of June 30, 2020	9,459,253	$9	$524	$(570)	$(37)

Net loss	-	-	-	(243)	(243)

Balance as of September 30, 2020	9,459,253	9	$524	$(813)	$(280)

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2021 (**)	9,459,253	$9	$991	$(1,043)	$(43)

Issuance of share capital	1,542,497	2	368	-	370

Effect of reverse recapitalization transaction (Notes 1a and 6b)	1,051,028	1	505	-	506

Net loss	-	-	-	(642)	(642)

Balance as of June 30, 2021	12,052,778	$12	$1,864	$(1,685)	$191

Issuance of share capital	90,012	(*)	100	-	100

Net loss	-	-	-	(416)	(416)

Balance as of September 30, 2021	12,142,790	$12	$1,964	$(2,101)	$(125)

(*)	Represents amount less than $1
(**)	Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction (refer to Note 1a).

The accompanying notes are an integral part of the interim consolidated financial statements.

 RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S dollars in thousands (except for share and per share data)

	Nine months Ended September 30,
	2021	2020
Cash flows from operating activities

Net loss	$(1,058)	$(488)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in:
Other current assets	203	135
Account payables	140	42

Net cash used in operating activities	(715)	(311)

Cash flows from investing activities

	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities

Receipt of a loan	174	-
Proceeds from issuance of common stock	470	297
Cash acquired in the reverse recapitalization	13	-
Net cash provided by financing activities	657	297

Change in cash and cash equivalents	(58)	(14)
Cash and cash equivalents at the beginning of the period	95	50

Cash and cash equivalents at the end of the period	$37	$36

Supplement disclosure of non-cash activities:
Current assets (excluding cash and cash equivalents)	(531)	-
Current liabilities	38	-
Reverse recapitalization effect on equity	506	-
Cash acquired in connection with reverse recapitalization transaction	13	-

The accompanying notes are an integral part of the interim consolidated financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

NOTE 1:-	GENERAL

a.

Raphael pharmaceutical Inc (formerly Easy Energy, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on May 17, 2007. The Company is headquartered in Karmiel, Israel. From April 1, 2011 until December 31, 2019 the Company was not active.

On October 8, 2020, the Company and its shareholders entered into a certain share exchange agreement with an Israeli pharmaceutical company (“Raphael”), according to which, among other matters, all shareholders of Raphael will sell and convey the entire holdings in Raphael to the Company such that following the share exchange, the shareholders of Raphael will hold 90% of the issued and outstanding share capital of the Company, and the existing shareholders of the Company will hold 10% of the issued and outstanding share capital.

On May 14, 2021, The Company’s board of directors and stockholders approved a 1-for-100 reverse split of the Company’s Common Stock, which was implemented and became effective as of May 14, 2021. The reverse split combined each one hundred (100) shares of the Company’s issued and outstanding Common Stock into one share of common stock. No fractional shares were issued in connection with the reverse split, and any fractional shares resulting from the reverse split were rounded up to the nearest whole share. The reverse stock split did not affect the Preferred Stock of the Company.

On May 14, 2021, Raphael and the Company, completed a share exchange agreement (the “Share Exchange”) pursuant to which 9,459,253 common stock were issued to the shareholders of Raphael so that they became the holders of 90% of the issued and outstanding share capital of the Company immediately after the Share Exchange while the Company’s shareholders hold, following the Share exchange, 1,051,028 common stock which represents 10% of the Company. On May 19, 2021, as agreed by the parties to the Share Exchange, the Company changed its name to Raphael Pharmaceutical Inc. Following such Merger, Raphael’s activities are the sole activities of the Company.

The Merger was accounted for as a reverse recapitalization which is outside the scope ASC 805, “Business Combinations” (“ASC 805”), as the Company, the legal acquirer, is considered a non-operating public shell, and is therefore not a business as defined in ASC 805. Under reverse capitalization accounting, Raphael will be considered the acquirer for accounting and financial reporting purposes. As a result, the historical financial statements of the Company were replaced with the financial statement of Raphael for all periods presented.

b.	Going concern and management plans

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, and raising capital. The Company is still in its development and clinical stage and has not yet generated revenues. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of September 30, 2021, the Company’s accumulated deficit was $2,101. The Company has funded its operations to date primarily through equity financing and the issuance of a loan.  Additional funding will be required to complete the Company’s research and development and clinical trials, to attain regulatory approvals, to begin the commercialization efforts of the Company’s product and to achieve a level of sales adequate to support the Company’s cost structure.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

NOTE 1:-	GENERAL (Cont.)

Management’s plans include, but are not limited to, raising capital in the United States. There can be no assurance that it will be able to successfully raise additional financing, including in a public offering, or obtain additional financing on a timely basis or on terms acceptable to the Company, or at all.

Management expects that the Company will continue to generate losses from the development, clinical development and regulatory activities of its product, which will result in negative cash flow from operating activity. This has led management to conclude that substantial doubt about the Company’s ability to continue as a going concern exists in the event that additional funding does not occur. In the event the Company is unable to have its loan converted as planned or its repayment date deferred, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. If such sufficient financing or payment deferral is not received timely, the Company would then need to pursue a plan to license its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2020. The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2020, are applied consistently in these interim financial statements.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying balance sheet as of September 30, 2021, the statements of comprehensive loss and the statements of cash flows for the nine and three months ended September 30, 2021 and 2020, as well as the statement of changes in stockholders’ equity for the nine and three months ended September 30, 2021, are unaudited.

These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. In management’s opinion, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2021, as well as its results of operations and cash flows for the nine and three months ended September 30, 2021 and 2020. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

NOTE 4:-	LOAN

In August 31, 2020, the Company and Raphael signed an investment agreement according to which the Company will raise up to $950 from investors. The funds, which the Company will raise will be transferred to Raphael for its current activity. Until such time that the share exchange between the Company and Raphael is complete, the funds transferred to Raphael by the Company are to be considered as a loan which will become an equity investment once the share exchange is complete. The loan bears no interest and has no repayment date.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

NOTE 4:-	LOAN (Cont.)

As of part of the merger (see Note 1a), the loan was converted into equity.

NOTE 5:-	SHAREHOLDERS’ EQUITY

a.	During nine months period ended September 30, 2021, the Company raised $478 (net of issuance expenses of $52) and issued 1,542,497 shares of Common stock to certain investors of the Company. An amount of $160 was received before the merger (see Note 1a) and an amount of $370 was received after the merger.

b.	On May 14, 2021, the Company, completed a share exchange agreement (the “Share Exchange”) pursuant to which the Company issued 9,459,253 common stock to the shareholders of Raphael, and the shareholders of Raphael became the holders of 90% of the issued and outstanding share capital of the Company while the Company’s shareholders hold, immediately following the share exchange, 1,051,028 common stock, which represents 10% of the Company (see also Note 1a).

c.	In July 2021, the Company raised $100 and issued 90,012 shares of Common stock to certain investors of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

On May 14, 2021, Raphael Pharmaceutical Ltd., an Israeli company, and Easy Energy, Inc., a Nevada corporation, completed a share exchange agreement, or the Share Exchange, pursuant to which the shareholders of Raphael Pharmaceutical Ltd. became the holders of 90% of the issued and outstanding share capital of Easy Energy, Inc., while Easy Energy, Inc.’s shareholders hold, following the share exchange, 10% of Easy Energy, Inc. On May 19, 2021, as agreed by the parties to the Share Exchange, Easy Energy, Inc. changed its name to Raphael Pharmaceutical Inc. Unless otherwise mentioned or unless the context requires otherwise, when used in this prospectus, the terms “Raphael,” “Company,” “we,” “us,” and “our” refer to Raphael Pharmaceutical Inc. and its subsidiary, Raphael Pharmaceutical Ltd., or Raphael Israel. References to Easy Energy are to Easy Energy, Inc. Unless otherwise mentioned or unless the context requires otherwise, the information provided in this Quarterly Report on Form 10-Q relates to Raphael Israel.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the regulatory pathways that we may elect to utilize in seeking U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, and other regulatory approvals, if any;

●	obtaining (and the cost thereof) FDA and EMA approval of, or other regulatory action in Europe or the United States and elsewhere with respect to our product candidates;

●	the commercial launch and future sales of our product candidates and our advancement of product candidates for other indications in our pipeline;

●	the potential cost of our rheumatoid arthritis product candidate, or RA and RA product candidate, respectively, for patients;

●	our expectations regarding the timing of commencing clinical trials;

●	our expectations regarding the supply of the active pharmaceutical ingredient for our product candidates;

●	third-party payor reimbursement for our product candidates;

●	our estimates regarding anticipated expenses, capital requirements and our needs for additional financing;

●	completion and receiving favorable results of clinical trials for our product candidates;

●	the filing by us, and the subsequent issuance of patents to us, by the U.S. Patent and Trademark Office and other governmental patent agencies;

●	our expectations regarding the impact of the COVID-19 pandemic, including on our planned clinical trials, operations and financial position;

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and investing in our common stock, you should carefully review the risks and uncertainties described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

We are a pharmaceutical drug research and development company focused on the discovery and clinical development of life-improving drug therapies based on cannabinoids, including cannabidiol, or CBD, oil. Unless indicated otherwise, we plan on using oil derived from cannabidiol, or CBD, strains with low levels of Tetrahydrocannabinol, or THC. All references to the use of CBD in our product candidates refer to CBD strains with less than 0.3% of THC.

We are currently in the pre-clinical development stage for our lead product candidate, our rheumatoid arthritis, or RA, product candidate for the treatment of RA. In addition, we are aiming to develop a pharmaceutical drug product for the treatment of hyperinflammatory syndrome inflammation related to COVID-19, or our COVID-19 product candidate, which may be based on data or studies related to our RA product candidate. Our goal is to become a leader in development of CBD oil-based pharmaceutical drug products for the treatment of indications in which we believe there is a high unmet medical need in a range of disorders, including those related to inflammation in the body, including RA and COVID-19.

The Company was incorporated in the State of Nevada in May 2007 and was formerly known as Easy Energy, Inc. On May 14, 2021, Easy Energy and Raphael Israel completed the Share Exchange, as a result of which, Raphael Israel’s shareholders own 90% of our Company and Easy Energy’s shareholders hold the remaining 10%. Raphael Israel was incorporated in 2019 in the State of Israel and has focused to date on developing its lead product candidate for the treatment of RA. Easy Energy did not have any ongoing business or operations before the Share Exchange and following the Share Exchange we adopted Raphael Israel’s business plan.

On July 17, 2019, we entered into a sponsored research agreement, or the Research Agreement, with Rambam Med-Tech Ltd., or Rambam MT, pursuant to which the Company agreed to fund a research project, to be performed by Rambam MT, with a research plan aimed at identifying the effects of different cannabis strains on the function of immune cells.

In October 2020, we entered into an agreement with Way of Life Cannabis Ltd., or Wolc, pursuant to which Raphael Israel is scheduled to be provided with up to 15 liters of CBD oil, from a strain of cannabis of our selection, during a term of 18 months, to be provided in two to three deliveries of between one to seven milliliters of CBD oil. We believe that our current agreement with Wolc will provide us with sufficient amounts of CBD oil in order to complete our clinical development and for initial sales of our pharmaceutical drug products.

On October 28, 2020, the Company and Rambam MT agreed to expand the research plan to study the anti-inflammatory activities of cannabis extracts in an RA mouse model. In January 2021, we commenced at the laboratories of Rambam Hospital a pre-clinical trial in mice for our RA product candidate that we expect will take four to five months.

On February 15, 2021, the Company and Rambam MT agreed to further expand the research plan to study the effect of cannabis extracts on the immunopathology of the COVID-19 disease. This agreement is for an initial term of 48 months.

COVID-19 Developments

As of the date of this quarterly report, to date, we have not experienced any material impact on our financial condition and results of operations due to COVID-19, and we do not expect to experience any material impact on our overall liquidity positions and outlook as a result of the outbreak. Nevertheless, given that COVID-19 is still an ongoing event in different parts of the world, it is still not possible at this time to estimate the full impact that the COVID-19 pandemic, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by us in response to such spread, could have on our business results of operations and financial condition.

Critical Accounting Policies

Our financial statements are prepared in accordance with US GAAP. There are no critical accounting estimates for the years ended December 31, 2020 and 2019. Also, please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies.

Results of Operations

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Revenues. We had no revenues during the three months ended September 30, 2021 and September 30, 2020.

Research and Development Expenses. Our research and development expenses totaled $161,000 for the three months ended September 30, 2021, representing an increase of $92,000, or 133%, compared to $69,000 for the three months ended September 30, 2020. The increase was primarily attributable to the increase in research and development agreement with Rambam hospital.

General and Administrative Expenses. Our general and administrative expenses totaled $257,000 for the three months ended September 30, 2021, representing an increase of $91,000, or 55%, compared to $166,000 for the three months Ended September 30, 2020. The increase was primarily attributable to the increase in professional services.

Operating Loss. Our operating loss totaled $418,000 for the three months ended September 30, 2021, representing an increase of $183,000, or 78%, compared to $235,000 for the three months ended September 30, 2020.

Financing Expenses, Net. We recognized financing income, net of $2,000 for the three months ended September 30, 2021, representing a decrease of $10,000, or 125%, compared to finance expenses, net of $8,000 for the three months ended September 30, 2020. The decrease was primarily attributable to exchange rate differences.

Net and Comprehensive Loss. As a result of the foregoing, our loss totaled $416,000 for the three months ended September 30, 2021, representing an increase of $173,000, or 71%, compared to $243,000 for the three months ended September 30, 2020.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Revenues. We had no revenues during the nine months ended September 30, 2021 and September 30, 2020.

Research and Development Expenses. Our research and development expenses totaled $552,000 for the nine months ended September 30, 2021, representing an increase of $311,000, or 129%, compared to $241,000 for the nine months ended September 30, 2020. The increase was primarily attributable to the increase in research and development agreement with Rambam hospital.

General and Administrative Expenses. Our general and administrative expenses totaled $503,000 for the nine months ended September 30, 2021, representing an increase of $265,000, or 111%, compared to $238,000 for the nine months Ended September 30, 2020. The increase was primarily attributable to the increase in professional services.

Operating Loss. Our operating loss totaled $1,055,000 for the nine months ended September 30, 2021, representing an increase of $576,000, or 120%, compared to $479,000 for the nine months ended September 30, 2020.

Financing Expenses, Net. We recognized financing expense, net of $3,000 for the nine months ended September 30, 2021, representing a decrease of $6,000, or 67%, compared to $9,000 for the nine months ended September 30, 2020. The decrease considers to be immaterial.

Net and Comprehensive Loss. As a result of the foregoing, our loss totaled $1,058,000 for the nine months ended September 30, 2021, representing an increase of $570,000, or 117%, compared to $488,000 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through our founder’s capital and capital received from Easy Energy. As of September 30, 2021, we had $37,000 in cash and cash equivalents, and have invested most of our available cash funds in ongoing cash accounts.

Net cash used in operating activities was $715,000 for the nine months period ended September 30, 2021, compared with net cash used in operating activities of $311,000 for the same period in 2020. The $404,000 increase in the net cash used in operating activities during 2021, compared to 2020, was primarily the result of $570,000 increase in net loss.

Net cash used in investing activities for the nine months period ended September 30, 2021 and for the same period in 2020 was zero.

Net cash provided by financing activities for the nine months period ended September 30, 2021 was $657,000 compared to $297,000 for the same period in 2020. The increase in net cash provided by financing activities during 2021 compared to 2020 was mainly due to increase in proceeds from issuance of Common Stock at the amount of $173,000 and a receipt of a loan in 2021 at the amount of $174,000.

Off Balance Sheet Arrangements

Rambam Research Agreement

Pursuant to the Research Agreement with Rambam MT, the Company agreed to fund a research project, to be performed by Rambam MT, with a research plan aimed at identifying the effects of different cannabis strains on the function of immune cells. On October 28, 2020, the Company and Rambam MT agreed to expand the research plan to study the anti-inflammatory activities of cannabis extracts in an RA mouse model. On February 15, 2021, the Company and Rambam MT agreed to further expand the research plan to study the effect of cannabis extracts on the immunopathology of the COVID-19 disease. The Research Agreement is for an initial term of 48 months.

Pursuant to the Research Agreement, we agreed to pay Rambam $1.4 million in four equal payments, due on the first day of August on each successive year from 2019 through 2022. Furthermore, in accordance with the terms of the Research Agreement, we and Rambam MT will have joint ownership of any IP created as a result of research programs covered by such agreement. In connection with the Research Agreement, Rambam MT agreed not to work, study or develop any technologies with other entities that compete with our work with Rambam MT for our COVID-19 product candidate or RA product candidate for a term of three and seven years, respectively, from the end of the parties’ collaboration with respect to the COVID-19 product candidate and seven years from the end of the term of the Research Agreement with respect to the RA product candidate.

Subject to commercial sales of any product candidate using the IP created as a part of the research covered by such agreement, Raphael Israel is required to pay Rambam MT a royalty in an amount equal to 6% of all net sales, subject to certain deductions, such as taxes paid by any purchaser, transportation and shipping costs, and other customary deductions.

As of September 30, 2021, the Company made two of the four equal payments due pursuant to the Research Agreement, for a total amount of $700,000.

Way of Life Cannabis Agreement

In October 2020, Raphael Israel entered into an engagement agreement with Wolc, pursuant to which, subject to its completing the Share Exchange with Easy Energy, Raphael Israel will be provided with up to 15 liters of CBD oil, from a strain of cannabis during a term of 18 months, to be provided in two to three deliveries of between one to seven milliliters of CBD oil. In accordance with Raphael Israel’s agreement with Wolc, Raphael Israel has agreed to issue to certain persons affiliated with Wolc 3% of Raphael’s issued and outstanding share capital as of the date of the Share Exchange, to be provided in three equal issuances; provided, however, that such persons may elect to receive a cash payment of $100,000 instead of any one issuance of Raphael’s shares. In addition to the issuance of shares, Raphael Israel has also agreed to pay Wolc a royalty fee equal to 15% of the net royalties generated from sales of Raphael Israel’s pharmaceutical drug products that are developed at Rambam hospital in Israel.

Except for the above, we have not engaged in any off-balance sheet arrangements, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

We do not believe that our off-balance sheet arrangements and commitments have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Current Outlook

We have financed our operations to date primarily through proceeds from our founder’s capital and capital received from Easy Energy. We have incurred losses and generated negative cash flows from operations since inception in 2019. To date we have not generated revenue, and we do not expect to generate significant revenues from the sale of our products in the near future.

We do not believe that our current cash on hand will be sufficient to fund our projected operating requirements. This raises substantial doubt about our ability to continue as a going concern. At this time, there is no guarantee that we will be able to obtain an adequate level of financial resources required for the short and long-term support of our operations or that we will be able to obtain additional financing as needed, or meet the conditions of such financing, or that the costs of such financing may not be prohibitive. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date of the financial statements included elsewhere in this prospectus.

As of September 30, 2021, our cash and cash equivalents were $37,000. We believe that our existing cash and cash equivalents will not be sufficient to fund our projected cash requirements through December 2021. Therefore, we will require significant additional financing in the near future to fund our operations. We currently anticipate that we will require approximately $2 million for research and development activities over the course of the next 12 months. We also anticipate that we will require between $2 million for capital expenditures over such 12-month period, which consists primarily of expenditures for pre-clinical trials, mice model trials and clinical trials, in addition to the daily Company costs.

In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

●	our research and development efforts, including our ability to finish research and development projects or product development within the allotted or expected timeline;

●	the cost, timing and outcomes of seeking to commercialize our products in a timely manner;

●	our ability to generate cash flows;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	government regulation in our industry, and more specifically, the costs and timing of obtaining regulatory approval or permits to launch our technology in various geographical markets; and

●	the costs of, and timing for, strengthening our manufacturing agreements for production of our wave energy systems.

In addition to the foregoing, based on our current assessment, we do not expect any material impact on our long-term liquidity due to the COVID-19 pandemic. However, we will continue to assess the effect of the pandemic to our operations. The extent to which the COVID-19 pandemic will impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the COVID-19 pandemic, any restrictions on the ability of hospitals and trial sites to conduct trials that are not designed to address the COVID-19 pandemic and the perceived effectiveness of actions taken in Israel, the United States and Europe and other countries to contain and treat the disease. While the potential economic impact brought by COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital in the future. In addition, a recession or long-term market correction resulting from the spread of COVID-19 could materially affect our business and the value of our Common Stock.

Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through our existing cash, cash equivalents and short-term deposits, loans, or debt or equity financings. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate research or development plans for, or commercialization efforts with respect to, one or more applications of our products. This may raise substantial doubts about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2021, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as described in “Item 8. Legal Proceedings” in our Registration Statement on Form 10filed with the SEC on September 2, 2021.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in “Item 1A. Risk Factors” in our Registration Statement on Form 10filed with the SEC on September 2, 2021.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021)

3.2	Bylaws (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021)

10.1	Share Exchange Agreement by and between Easy Energy, Inc. and Raphael Pharmaceutical Ltd. (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021)

10.2	Contractual Agreement between Raphael Pharmaceutical Ltd. and Way of Life Cannabis Ltd. (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021)

10.3	Sponsored Research Agreement with Rambam Med-Tech Ltd. (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAPHAEL PHARMACEUTICAL INC.

Date: November 16, 2021	By:	/s/ Shlomo Pilo
	Name:	Shlomo Pilo
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2021	By:	/s/ Guy Ofir
	Name:	Guy Ofir
	Title:	Chief Financial Officer (Principal Financial Officer)