Form 10-Q
period 2022-03-31
Raphael Pharmaceutical Inc.
filed 2022-05-16
CIK 1415397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 2, 2022: 13,290,540

i

RAPHAEL PHARMACEUTICAL INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

UNAUDITED

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - -

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

U.S dollars in thousands (except for share and per share data)

	As of March 31,	As of December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$81	$153
Other current assets	99	269

Total current assets	180	422

Total assets	$180	$422

Liabilities and stockholders’ equity

Current liabilities:
Other account payables and accrued expenses	76	272
Payable to related party	1	22

Total current liabilities	77	294

Stockholders’ equity:
Common stock, $0.01 par value:

Authorized: 21,020,560 shares at March 31, 2022 and December 31, 2021;

Issued and outstanding: 13,290,540 and 12,970,540 at March 31, 2022 and December 31, 2021, respectively;	133	130
Additional paid-in capital	2,823	2,665
Accumulated deficit	(2,853)	(2,667)

Total stockholders’ equity	103	128

Total liabilities and stockholders’ equity	$180	$422

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

U.S dollars in thousands (except for share and per share data)

	Three months ended March 31,
	2022	2021
	Unaudited

Research and development expenses	$86	$169

General and administrative expenses	89	83

Operating loss	175	252

Total financial expense	10	3

Net loss	$185	$255

Basic and diluted net loss per share	$0.01	$0.02

Weighted average number of shares of common stock used in computing basic and diluted net loss per share (*)	13,035,371	9,459,253

(*) Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction and to reflect adjustment to the share par value (refer to Note 1a).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

	Common stock		Additional paid-in	Accumulated
	Number	Amount	capital	deficit	Total equity

Balance as of January 1, 2022	12,970,540	$130	$2,666	$(2,668)	$128

Issuance of common stock and warrants	320,000	3	157	-	160

Net loss	-	-	-	(185)	(185)

Balance as of March 31, 2022	13,290,540	$133	$2,823	$(2,853)	$103

	Common stock		Additional paid-in	Accumulated
	Number	Amount	capital	deficit	Total equity

Balance as of January 1, 2021 (*)	9,459,253	$95	$905	$(1,043)	$(43)

Net loss	-	-	-	(255)	(255)

Balance as of March 31, 2021 (*)	9,459,253	$95	$905	$(1,298)	$(298)

(*) Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction and to reflect adjustment to the share par value (refer to Note 1a).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S dollars in thousands (except for share and per share data)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities

Net loss	$(185)	$(255)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in:
Other current assets	170	99
Account payables	(67)	27

Net cash used in operating activities	(82)	(129)

Cash flows from investing activities

	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities

Issuance of common stock and warrants	10	-
Receipt of a loan	-	44
Net cash provided by financing activities	10	44

Change in cash and cash equivalents	(72)	(85)
Cash and cash equivalents at the beginning of the period	153	95

Cash and cash equivalents at the end of the period	$81	$10

Non cash supplement
Issuance of common stock and warrants	$150	-

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

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

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, and raising capital. The Company is still in its development and clinical stage and has not yet generated revenues. The extent of the Company's future operating losses and the timing of becoming profitable are uncertain. As of March 31, 2022, the Company's accumulated deficit was $2,853. The Company has funded its operations to date primarily through equity financing and the issuance of a loan.  Additional funding will be required to complete the Company’s research and development and clinical trials, to attain regulatory approvals, to begin the commercialization efforts of the Company’s product and to achieve a level of sales adequate to support the Company’s cost structure.

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

These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2021. The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2021, are applied consistently in these interim financial statements.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

NOTE 4:-	SHAREHOLDERS’ EQUITY

a.	On March 2, 2022, the Company raised $10 and issued 50,000 shares of common stock and 30,000 warrants to purchase common stock at an exercise price of $1.25 per share to certain investors of the Company. The warrants were classified as equity and are exercisable until February 28, 2023.

b.	On March 15, 2022, the Company issued 270,000 shares of common stock and 180,000 warrants to purchase common stock at an exercise price of $1.13 per share to Company’s service provider in consideration of past services at the amount of $150. The warrants were classified as equity and are exercisable until December 31, 2023.

NOTE 5:-	SUBSEQUENT EVENTS

a.	On April 28, 2022, the Company signed an agreement to raise $50 and to issue 300,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $0.7 per share to certain investor of the Company. The warrants are exercisable until April 30, 2024.The funds were received in May 2022.

b.	On April 28, 2022 the Company and a certain investor signed a finder fee agreement according to which the Company will issue to the investor 70,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $0.5 per share. The warrants will be exercisable until April 30, 2024. The agreement will become effective once the investor will provide the Company with an equity investment of $550.

c.

On May 2, 2022, the Company signed several agreements to raise $250 and to issue 250,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.13 per share to certain investors of the Company. The warrants are exercisable until April 30, 2024. The funds were received in May 2022.

In addition, it was agreed that the Company will issue 250,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.13 per share to a certain investor in consideration of additional $250 if the Company’s stock will be publicly traded on the OTC market prior to August 15, 2022. The additional warrants once issued will be exercisable for 2 years.

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

Initially, we intend to obtain approvals for our product candidates from the FDA and Medical Cannabis Unit of the Ministry of Health of Israel. Upon obtaining FDA approvals, or in the event that we are not successful in obtaining such approvals, we intend to apply for EMA and other countries’ governmental regulatory agencies approvals for our product candidates. If we are successful in obtaining FDA approvals for our product candidates, we intend to enter into royalty agreements with good manufacturing practice, or GMP, approved medical manufactures and distributors, having them using our medical formulas strains for the purpose of growing, cultivating, manufacturing, and distributing Raphael Pharmaceutical medical indications in their designated territories.

Critical Accounting Policies

Our financial statements are prepared in accordance with US GAAP. There are no critical accounting estimates for the years ended December 31, 2021 and 2020. Also, please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies.

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Revenues. We had no revenues during the three months ended March 31, 2022 and March 31, 2021.

Research and Development Expenses. Our research and development expenses totaled $86,000 for the three months ended March 31, 2022, representing a decrease of $83,000, or 49%, compared to $169,000 for the three months ended March 31, 2021. The decrease was primarily attributable to the decrease in pre-clinical trial expenses.

General and Administrative Expenses. Our general and administrative expenses totaled $89,000 for the three months ended March 31, 2022, representing a increase of $6,000, or 7%, compared to $83,000 for the three months ended March 31, 2021. The increase was primarily due to lower professional services expenses in 2021.

Operating Loss. Our operating loss totaled $175,000 for the three months ended March 31, 2022, representing a decrease of $77,000, or 30%, compared to $252,000 for the three months ended March 31, 2021.

Financial Expense. We recognized financial expense of $10,000 for the three months ended March 31, 2022, representing an increase of $7,000, or 233%, compared to $3,000 for the three months ended March 31, 2021. The increase was primarily due to an increase in exchange rate differences.

Net Loss. As a result of the foregoing, our loss totaled $185,000 for the three months ended March 31, 2022, representing a decrease of $70,000, or 27%, compared to $255,000 for the three months ended March 31, 2021.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through our founder’s capital and capital received from Easy Energy. As of March 31, 2022, we had $81,000 in cash and cash equivalents, and have invested most of our available cash funds in ongoing cash accounts.

Net cash used in operating activities was $82,000 for the three months period ended March 31, 2022, compared with net cash used in operating activities of $129,000 for the same period in 2021. The $47,000 decrease in the net cash used in operating activities during 2022, compared to 2021, was primarily the result of $70,000 decrease in net loss.

Net cash used in investing activities for the three months period ended March 31, 2022 and for the same period in 2021 was zero.

Net cash provided by financing activities for the three months period ended March 31, 2022 was $10,000 compared to $44,000 for the same period in 2021. The decrease in net cash provided by financing activities during 2022 compared to 2021 was mainly due to increase in proceeds from issuance of Common Stock at the amount of $10,000 which was offset by a receipt of a loan in 2021 at the amount of $44,000.

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

As of March 31, 2022, the Company has made three of the four equal payments due pursuant to the Research Agreement, for a total amount of $1,050,000.

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

As of March 31, 2022, our cash and cash equivalents were $81,000. We believe that our existing cash and cash equivalents will not be sufficient to fund our projected cash requirements through September 2022. Therefore, we will require significant additional financing in the near future to fund our operations. We currently anticipate that we will require approximately $0.6 million for research and development activities over the course of the next 12 months. We also anticipate that we will require approximately $1.4 million for capital expenditures over such 12-month period, which consists primarily of expenditures for clinical trials and general Company operating costs.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2022, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below are the sales of all securities by the Company in the three months ended March 31, 2022, which were not registered under the Securities Act of 1933, as amended, or the Securities Act. The Company believes that each of such issuances was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Regulation S under the Securities Act.

On March 2, 2022, the Company raised $10,000 and issued 50,000 shares of Common Stock and 30,000 warrants to purchase shares of Common Stock at an exercise price of $1.25 per share to certain investors of the Company. The warrants are exercisable until February 28, 2023.

On March 15, 2022, the Company issued 270,000 shares of Common Stock and 180,000 warrants to purchase Common Stock at an exercise price of $1.13 per share to the Company’s service provider in consideration of past services at the amount of $150,000. The warrants are exercisable until December 31, 2023.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAPHAEL PHARMACEUTICAL INC.

Date: May 16, 2022	By:	/s/ Shlomo Pilo
	Name:	Shlomo Pilo
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Guy Ofir
	Name:	Guy Ofir
	Title:	Chief Financial Officer (Principal Financial Officer)