Form 10-Q
period 2022-06-30
Raphael Pharmaceutical Inc.
filed 2022-08-12
CIK 1415397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 10, 2022: 15,225,540

i

RAPHAEL PHARMACEUTICAL INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

UNAUDITED

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - -

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

U.S dollars in thousands (except for share and per share data)

	As of June 30,	As of December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$135	$153
Other current assets	61	269

Total current assets	196	422

Total assets	$196	$422

Liabilities and stockholders’ equity

Current liabilities:
Other account payables and accrued expenses	64	272
Payable to related party	14	22

Total current liabilities	78	294

Stockholders’ equity:
Common stock, $0.01 par value:
Authorized: 21,020,560 shares at June 30, 2022 and December 31, 2021
Issued and outstanding: 14,225,540 and 12,970,540 at June 30, 2022 and December 31, 2021, respectively;	143	130
Additional paid-in capital	3,454	2,665
Accumulated deficit	(3,479)	(2,667)

Total stockholders’ equity	118	128

Total liabilities and stockholders’ equity	$196	$422

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

U.S dollars in thousands (except for share and per share data)

	Six months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021
	Unaudited		Unaudited

Research and development expenses	$170	$391	$84	$222

General and administrative expenses	617	246	528	163

Operating loss	787	637	612	385

Total financial expense	25	5	15	2

Net loss	812	642	627	387

Basic and diluted net loss per share	0.06	0.06	0.05	0.04

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	13,342,679	10,136,451	13,647,151	10,813,649

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2022	12,970,540	$130	$2,665	$(2,667)	$128

Issuance of common stock and warrants	320,000	3	157	-	161
Net loss	-	-	-	(185)	(185)

Balance as of March 31, 2022	13,290,540	$133	$2,822	$(2,852)	$103

Issuance of common stock and warrants	655,000	7	345	-	352
Issuance of common stock in exchange for services	280,000	3	287	-	290
Net loss	-	-	-	(627)	(627)

Balance as of June 30, 2022	14,225,540	143	$3,454	$(3,479)	$118

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2021 (*)	9,459,253	$9	$991	$(1,043)	$(43)

Net loss	-	-	-	(255)	(255)

Balance as of March 31, 2021	9,459,253	$9	$991	$(1,298)	$(298)

Issuance of share capital	1,542,497	2	368	-	370

Effect of reverse recapitalization transaction	1,051,028	1	505	-	506

Net loss	-	-	-	(387)	(387)

Balance as of June 30, 2021	12,052,778	$12	$1,864	$(1,685)	$191

(*)	Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction and to reflect adjustment to the share par value (refer to Note 1a).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S dollars in thousands (except for share and per share data)

	Six months Ended June 30,
	2022	2021
Cash flows from operating activities

Net loss	$(812)	$(642)
Adjustments to reconcile net loss to net cash used in operating activities:

Share-based payment in exchange for services	290	-

Changes in:
Other current assets	258	199
Account payables	(66)	9

Net cash used in operating activities	(330)	(434)

Cash flows from investing activities

Net cash provided by investing activities	-	-

Cash flows from financing activities

Receipt of a loan	-	174
Proceeds from issuance of common stock and warrants	312	370
Cash acquired in the reverse recapitalization	-	13
Net cash provided by financing activities	312	557

Change in cash and cash equivalents	(18)	123
Cash and cash equivalents at the beginning of the period	153	95

Cash and cash equivalents at the end of the period	$135	$218

Supplement disclosure of non-cash activities:
Current assets (excluding cash and cash equivalents)	-	(531)
Current liabilities	-	38
Reverse recapitalization effect on equity	-	506
Cash acquired in connection with reverse recapitalization transaction	-	13

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

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, and raising capital. The Company is still in its development and clinical stage and has not yet generated revenues. The extent of the Company's future operating losses and the timing of becoming profitable are uncertain. As of June 30, 2022, the Company's accumulated deficit was $3,479. The Company has funded its operations to date primarily through equity financing and the issuance of a loan. Additional funding will be required to complete the Company’s research and development and clinical trials, to attain regulatory approvals, to begin the commercialization efforts of the Company’s product and to achieve a level of sales adequate to support the Company’s cost structure.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

NOTE 1:-	GENERAL (Cont.)

Management's plans include, but are not limited to, raising capital in the United States. There can be no assurance that it will be able to successfully raise additional financing, including in a public offering, or obtain additional financing on a timely basis or on terms acceptable to the Company, or at all.

Management expects that the Company will continue to generate losses from the development, clinical development and regulatory activities of its product, which will result in negative cash flow from operating activity. This has led management to conclude that substantial doubt about the Company's ability to continue as a going concern exists in the event that additional funding does not occur. In the event the Company is unable to have its loan converted as planned or its repayment date deferred, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. If such sufficient financing or payment deferral is not received timely, the Company would then need to pursue a plan to license its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2021. The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2021, are applied consistently in these interim financial statements.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

NOTE 4:-	SHAREHOLDERS’ EQUITY

a.	On March 2, 2022, the Company raised $10 and issued 50,000 shares of common stock and 30,000 warrants to purchase common stock at an exercise price of $1.25 per share to certain investors of the Company. The warrants were classified as equity and are exercisable until February 28, 2023.

b.	On March 15, 2022, the Company issued 270,000 shares of common stock and 180,000 warrants to purchase common stock at an exercise price of $1.13 per share to Company’s service provider in consideration of past services at the amount of $150. The warrants were classified as equity and are exercisable until December 31, 2023.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

NOTE 4:-	SHAREHOLDERS’ EQUITY (Cont.)

c.	On April 28, 2022, the Company signed an agreement to raise $50 and to issue 300,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $0.7 per share to certain investor of the Company. The warrants are exercisable until April 30, 2024.The funds were received in July 2022.

d.	On April 28, 2022 the Company and a certain investor signed a finder fee agreement according to which the Company will issue to the investor 70,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $0.5 per share. The warrants will be exercisable until April 30, 2024. The agreement will become effective once the investor will provide the Company with an equity investment of $550.

e.

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

f.	On June 27, 2022, the Company signed an agreement to raise $50 and to issue 35,000 shares of common stock to certain investor of the Company.

g.	On June 30, 2022, the Company issued 280,000 shares of common stock and 105,000 warrants to purchase common stock at an exercise price of $1.12 per share to Company’s former director for his services. The warrants will be exercisable until June 30, 2024.

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

Results of Operations

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Revenues. We had no revenues during the three months ended June 30, 2022 and June 30, 2021.

Research and Development Expenses. Our research and development expenses totaled $84,000 for the three months ended June 30, 2022, representing a decrease of $138,000, or 62%, compared to $222,000 for the three months ended June 30, 2021. The decrease was primarily attributable to a decrease in pre-clinical trial expenses, mainly due to the conclusion of the pre-clinical study in mice for Company’s RA product candidate in 2021.

General and Administrative Expenses. Our general and administrative expenses totaled $528,000 for the three months ended June 30, 2022, representing an increase of $365,000, or 223%, compared to $163,000 for the three months ended June 30, 2021. The increase was primarily due to retirement fees paid in stock to one of the Company’s directors in the three months ended June 30, 2022, which was partially offset by lower professional services expenses in the corresponding period in 2021.

Operating Loss. Our operating loss totaled $612,000 for the three months ended June 30, 2022, representing an increase of $227,000, or 58%, compared to $385,000 for the three months ended June 30, 2021.

Financial Expense. We recognized financial expense of $15,000 for the three months ended June 30, 2022, representing an increase of $13,000, or 650%, compared to $2,000 for the three months ended June 30, 2021. The increase was primarily due to an increase in exchange rate differences.

Net Loss. As a result of the foregoing, our net loss totaled $627,000 for the three months ended June 30, 2022, representing an increase of $240,000, or 62%, compared to $387,000 for the three months ended June 30, 2021.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

Revenues. We had no revenues during the six months ended June 30, 2022 and June 30, 2021.

Research and Development Expenses. Our research and development expenses totaled $170,000 for the six months ended June 30, 2022, representing a decrease of $221,000, or 56%, compared to $391,000 for the six months ended June 30, 2021. The decrease was primarily attributable to a decrease in pre-clinical trial expenses, mainly due to the conclusion of the pre-clinical study in mice for Company’s RA product candidate in 2021.

General and Administrative Expenses. Our general and administrative expenses totaled $617,000 for the six months ended June 30, 2022, representing an increase of $371,000, or 150%, compared to $246,000 for the six months ended June 30, 2021. The increase was primarily due to retirement fees paid in stock to one of the Company’s directors in the three months ended June 30, 2022, which was partially offset by lower professional services expenses in the corresponding period in 2021.

Operating Loss. Our operating loss totaled $787,000 for the six months ended June 30, 2022, representing an increase of $170,000, or 26%, compared to $637,000 for the six months ended June 30, 2021.

Financial Expense. We recognized financial expense of $25,000 for the six months ended June 30, 2022, representing an increase of $20,000, or 400%, compared to $5,000 for the six months ended June 30, 2021. The increase was primarily due to an increase in exchange rate differences.

Net Loss. As a result of the foregoing, our net loss totaled $812,000 for the six months ended June 30, 2022, representing an increase of $170,000, or 26%, compared to $642,000 for the six months ended June 30, 2021.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through our founder’s capital and capital received from Easy Energy. As of June 30, 2022, we had $135,000 in cash and cash equivalents, and have invested most of our available cash funds in ongoing cash accounts.

Net cash used in operating activities was $330,000 for the six months period ended June 30, 2022, compared with net cash used in operating activities of $434,000 for the same period in 2021. The $104,000 decrease in the net cash used in operating activities during 2022, compared to 2021, was primarily the result of a decrease in pre-clinical trial expenses.

There was no net cash used in investing activities for the six months period ended June 30, 2022 and for the same period in 2021.

Net cash provided by financing activities for the six months period ended June 30, 2022 was $312,000 compared to $557,000 for the same period in 2021. The decrease in net cash provided by financing activities during 2022 compared to 2021 was mainly due to decrease in proceeds from issuance of common stock and due to decrease in receipt of loan funds.

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

As of June 30, 2022, the Company has made three of the four equal payments due pursuant to the Research Agreement, for a total amount of $1,050,000.

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

As of June 30, 2022, our cash and cash equivalents were $135,000. We believe that our existing cash and cash equivalents will not be sufficient to fund our projected cash requirements through September 2022. Therefore, we will require significant additional financing in the near future to fund our operations. We currently anticipate that we will require approximately $1 million for research and development activities over the course of the next 12 months. We also anticipate that we will require approximately $2 million for capital expenditures over such 12-month period, which consists primarily of expenditures for clinical trials and general Company operating costs.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2022, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below are the sales of all securities by the Company in the three months ended June 30, 2022, which were not registered under the Securities Act of 1933, as amended, or the Securities Act. The Company believes that each of such issuances was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Regulation S under the Securities Act.

On April 28, 2022, the Company signed an agreement to raise $50,000 and to issue 300,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $0.7 per share to a certain investor of the Company. The warrants are exercisable until April 30, 2024. The funds for the shares were received in July 2022.

On May 2, 2022, the Company signed several agreements to raise $250,000 and to issue 250,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.13 per share to certain investors of the Company. The warrants are exercisable until April 30, 2024. The funds for the shares were received in May 2022.

On June 27, 2022, the Company signed an agreement to raise $50,000 and to issue 35,000 shares of common stock to a certain investor of the Company.

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

RAPHAEL PHARMACEUTICAL INC.

Date: August 12, 2022	By:	/s/ Shlomo Pilo
	Name:	Shlomo Pilo
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Guy Ofir
	Name:	Guy Ofir
	Title:	Chief Financial Officer (Principal Financial Officer)