Form 10-Q
period 2022-09-30
Raphael Pharmaceutical Inc.
filed 2022-11-14
CIK 1415397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 14, 2022 : 15,624,040

i

Item 1. Financial Statements

RAPHAEL PHARMACEUTICAL INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

UNAUDITED

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - -

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

U.S dollars in thousands (except for share and per share data)

	As of September 30,	As of December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$93	$153
Other current assets	26	269

Total current assets	119	422

Fixed assets, net	2	-

Total assets	$121	$422

Liabilities and stockholders’ equity

Current liabilities:
Other account payables and accrued expenses	183	272
Payable to related party	-	22

Total current liabilities	183	294

Stockholders’ equity:
Common stock, $0.01 par value: Authorized: 21,020,560 shares at June 30, 2022 and December 31, 2021
Issued and outstanding: 15,484,040 and 12,970,540 at September 30, 2022 and December 31, 2021, respectively;	155	130
Additional paid-in capital	4,705	2,665
Accumulated deficit	(4,922)	(2,667)

Total stockholders’ equity (deficit)	(62)	128

Total liabilities and stockholders’ equity (deficit)	$121	$422

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

U.S dollars in thousands (except for share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
	Unaudited		Unaudited

Research and development expenses	$502	$552	$332	$161

General and administrative expenses	1,711	503	1,094	257

Operating loss	2,213	1,055	1,426	418

Total financial expense (income), net	42	3	17	(2)

Net loss	2,255	1,058	1,443	416

Basic and diluted net loss per share	0.16	0.09	0.10	0.03

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	13,921,106	10,811,014	15,061,902	12,131,663

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2022	12,970,540	$130	$2,665	$(2,667)	$128

Issuance of common stock and warrants	975,000	10	502	-	512
Issuance of common stock in exchange for services	280,000	3	287	-	290
Net loss	-	-	-	(812)	(812)

Balance as of June 30, 2022	14,225,540	143	$3,454	$(3,479)	$118

Issuance of common stock and warrants	56,000	1	62	-	63
Issuance of common stock in exchange for services	1,202,500	11	1,189	-	1,200
Net loss	-	-	-	(1,443)	(1,443)

Balance as of September 30, 2022	15,484,040	155	$4,705	$(4,922)	$(62)

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2021 (*)	9,459,253	$9	$991	$(1,043)	$(43)

Issuance of share capital	1,542,497	2	368	-	370

Effect of reverse recapitalization transaction	1,051,028	1	505	-	506

Net loss	-	-	-	(642)	(642)

Balance as of June 30, 2021	12,052,778	$12	$1,864	$(1,685)	$191

Issuance of share capital	90,012	(**)	100	-	100

Net loss	-	-	-	(416)	(416)

Balance as of September 30, 2021	12,142,790	$12	$1,964	$(2,101)	$(125)

(*)	Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction and to reflect adjustment to the share par value (refer to Note 1a).
(**)	Represents amount less than $1

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

 RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S dollars in thousands

	Nine months Ended September 30,
	2022	2021
Cash flows from operating activities

Net loss	$(2,255)	$(1,058)
Adjustments to reconcile net loss to net cash used in operating activities:

Share-based payment in exchange for services	1,490	-

Changes in:
Other current assets	243	203
Account payables	40	140

Net cash used in operating activities	(482)	(715)

Cash flows from investing activities

Purchase of fixed assets	(2)	-

Net cash provided by investing activities	(2)	-

Cash flows from financing activities

Receipt of a loan	-	174
Proceeds from issuance of common stock and warrants	424	470
Cash acquired in the reverse recapitalization	-	13
Net cash provided by financing activities	424	657

Change in cash and cash equivalents	(60)	(58)
Cash and cash equivalents at the beginning of the period	153	95

Cash and cash equivalents at the end of the period	$93	$37

Supplement disclosure of non-cash activities:
Current assets (excluding cash and cash equivalents)	-	(531)
Current liabilities	-	38
Reverse recapitalization effect on equity	-	506
Cash acquired in connection with reverse recapitalization transaction	-	13

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

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, and raising capital. The Company is still in its development and clinical stage and has not yet generated revenues. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of September 30, 2022, the Company’s accumulated deficit was $4,922. The Company has funded its operations to date primarily through equity financing and the issuance of a loan.  Additional funding will be required to complete the Company’s research and development and clinical trials, to attain regulatory approvals, to begin the commercialization efforts of the Company’s product and to achieve a level of sales adequate to support the Company’s cost structure.

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2021. The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2021, are applied consistently in these consolidated interim financial statements.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

f.	On June 27, 2022, the Company signed an agreement to raise $50 and to issue 35,000 shares of common stock to certain investor of the Company.

g.	On June 30, 2022, the Company issued 280,000 shares of common stock and 105,000 warrants to purchase common stock at an exercise price of $1.12 per share to Company’s former director for his services. The warrants will be exercisable until June 30, 2024.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

NOTE 4:-	SHAREHOLDERS’ EQUITY (Cont.)

h.	On July 5, 2022 the Company singed several agreements with it’s executive officers:

1.	Service agreement with Chief Executive Officer– the Company entered into an agreement with Sheffa Enterprises Inc, a company wholly owned by the Company’s Chief Executive Officer (“CEO”). According to the terms of the agreement, the CEO will provide services to the Company until December 31, 2024 (“termination date”). The fees for his services will be $20 per month starting January 2023 (until January 2023, the fee will remain to be $10 according to June 2019 agreement). In addition, the CEO was granted with 1,000,000 warrants to purchase common stock at an exercise price of $1.12 per share. The warrants exercisable until December 31, 2025. Furthermore, the Company may terminate the agreement prior to the termination date by providing 120 days’ advance written notice and paying the CEO a termination fee equal to the lesser of $360 or the monthly fee agreed, for the remaining term of the agreement.

2.	Service agreement with Chief Financial Officer– The services will consist of financial services, legal advice and serve as a director of the Company. Base compensation will be $12 starting January 2023 (between July 2022 and January 2023 the base compensation will remain $6). In addition, the CFO was granted with 1,000,000 shares of common stock at no cost and 1,000,000 warrants to purchase common stock at an exercise price of $1 per share. The warrants exercisable until December 31, 2025. The agreement is in place until December 31, 2024 (“termination date”). Furthermore, the Company may terminate the agreement prior to the termination date by providing 120 days’ advance written notice and paying the CFO a termination fee equal to the lesser of $120 or the monthly fee agreed, for the remaining term of the agreement.

3.	Consulting agreement with the Chief Technology Officer - the Company entered into an amendment agreement with its Chief Technology Officer (“CTO”). The fees for his services will be $12 per month starting January 2023 (between July 2022 and January 2023 the base compensation will remain $9). According to the terms of the agreement, the CTO will provide consulting services to the Company until December 31, 2023 (“termination date”). In addition, the CTO was granted with 990,000 warrants to purchase common stock at an exercise price of $0.01 per share. The warrants exercisable until July 5, 2024. Furthermore, the CTO will receive 15% of the Company’s net royalties’ from worldwide sales of any of the Company’s cannabis-based medical indications treating COVID-19, and will receive 15% of the net royalty’s income the Company will get for its medical cannabis indication molecules based, for treating Rheumatoid Arthritis (RA) once the Company starts generating revenues. The CTO will be granted with additional 350,000 warrants to purchase common stock at an exercise price of $0.01 per share if the Company will apply for any clinical trial of cannabis based treatment, or will begin any other new cannabis related research. Furthermore, the Company may terminate the agreement prior to the termination date by providing 120 days’ advance written notice and paying the CTO a termination fee equal to the fees that were paid or payables to him for three years pursuant to this agreement.

i.	On July 27, 2022, the Company issued 100,500 shares of common stock to Wolc in connection with the services agreement dated October 2020.

j.	On September 8, 2022, the Company issued 56,000 shares of common stock to certain investor of the Company pursuant to a share purchase agreement for total consideration of $63.

k.	On September 8, 2022, the Company issued 102,000 shares of common stock to Company’s service provider for his services. The service agreement is in place until August 2023.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the regulatory pathways that we may elect to utilize in seeking U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, and other regulatory approvals, if any;

●	obtaining (and the cost thereof) FDA and EMA approval of, or other regulatory action in Europe or the United States and elsewhere with respect to our product candidates;

●	the commercial launch and future sales of our product candidates and our advancement of product candidates for other indications in our pipeline;

●	the potential cost of our rheumatoid arthritis product candidate, or RA and RA product candidate, respectively, for patients;

●	our expectations regarding the timing of commencing clinical trials;

●	our expectations regarding the supply of the active pharmaceutical ingredient for our product candidates;

●	third-party payor reimbursement for our product candidates;

●	our estimates regarding anticipated expenses, capital requirements and our needs for additional financing;

●	completion and receiving favorable results of clinical trials for our product candidates; and

●	the filing by us, and the subsequent issuance of patents to us, by the U.S. Patent and Trademark Office and other governmental patent agencies.

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

Results of Operations

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Revenues. We had no revenues during the three months ended September 30, 2022 and September 30, 2021.

Research and Development Expenses. Our research and development expenses totaled $332,000 for the three months ended September 30, 2022, representing a increase of $171,000, or 106%, compared to $161,000 for the three months ended September 30, 2021. The increase was primarily attributable to expenses recorded as a result of issuance of shares of common stock to a service provider of the Company.

General and Administrative Expenses. Our general and administrative expenses totaled $1,094,000 for the three months ended September 30, 2022, representing an increase of $837,000, or 325%, compared to $257,000 for the three months ended September 30, 2021. The increase was primarily due to expenses recorded as a result of issuance of shares of common stock to an executive officer of the Company in connection with his engagement with the Company.

Operating Loss. Our operating loss totaled $1,426,000 for the three months ended September 30, 2022, representing an increase of $1,008,000, or 241%, compared to $418,000 for the three months ended September 30, 2021.

Financial Expense/(Income). We recognized financial expense of $17,000 for the three months ended September 30, 2022, representing an increase of $19,000, or 650%, compared to financial income of $2,000 for the three months ended September 30, 2021. The increase was primarily due to an increase in exchange rate differences.

Net Loss. As a result of the foregoing, our net loss totaled $1,443,000 for the three months ended September 30, 2022, representing an increase of $1,027,000, or 246%, compared to $416,000 for the three months ended September 30, 2021.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Revenues. We had no revenues during the nine months ended September 30, 2022 and September 30, 2021.

Research and Development Expenses. Our research and development expenses totaled $502,000 for the nine months ended September 30, 2022, representing a decrease of $50,000, or 9%, compared to $552,000 for the nine months ended September 30, 2021. The decrease was primarily attributable to expenses recorded as a result of issuance of shares of common stock to a service provider of the Company which were offset by a decrease in pre-clinical trial expenses, mainly due to the conclusion of the pre-clinical study in mice for Company’s RA product candidate in 2021.

General and Administrative Expenses. Our general and administrative expenses totaled $1,711,000 for the nine months ended September 30, 2022, representing an increase of $1,208,000, or 240%, compared to $503,000 for the nine months ended September 30, 2021. The increase was primarily due to expenses recorded as a result of issuance of shares of common stock to an executive officer of the Company in connection with his engagement with the Company and due to retirement fees paid in stock to one of the Company’s directors.

Operating Loss. Our operating loss totaled $2,213,000 for the nine months ended September 30, 2022, representing an increase of $1,158,000, or 109%, compared to $1,055,000 for the nine months ended September 30, 2021. The increase was primarily due to increased general and administrative expenses for the nine months ended September 30, 2022 compared to the corresponding period in 2021.

Financial Expense. We recognized financial expense of $42,000 for the nine months ended September 30, 2022, representing an increase of $39,000, or 1,300%, compared to $3,000 for the nine months ended September 30, 2021. The increase was primarily due to an increase in exchange rate differences.

Net Loss. As a result of the foregoing, our net loss totaled $2,255,000 for the nine months ended September 30, 2022, representing an increase of $1,197,000, or 113%, compared to $1,058,000 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through our founder’s capital and capital received from Easy Energy. As of September 30, 2022, we had $93,000 in cash and cash equivalents, and have invested most of our available cash funds in ongoing cash accounts.

Net cash used in operating activities was $482,000 for the nine months period ended September 30, 2022, compared with net cash used in operating activities of $715,000 for the corresponding period in 2021. The $233,000 decrease in the net cash used in operating activities during the nine months period ended September 30, 2022, compared to the same period in 2021, was primarily the result of a decrease in pre-clinical trial expenses.

Net cash used in investing activities was $2,000 for the nine months period ended September 30, 2022, compared with zero net cash used in investing activities for the corresponding period in 2021. The decrease in the net cash provided by investing activities during the nine months period ended September 30, 2022, compared to the same period in 2021, was primarily due to the purchase of laboratory equipment.

Net cash provided by financing activities for the nine months period ended September 30, 2022 was $424,000 compared to $657,000 for the same period in 2021. The decrease in net cash provided by financing activities during the nine months period ended September 30, 2022 compared to the corresponding period in 2021 was mainly due to decrease in receipt of loan funds.

Off Balance Sheet Arrangements

Rambam Research Agreement

Pursuant to a research agreement with Rambam Med-Tech Ltd, or Rambam MT, entered into by the parties in July 2019, or the Research Agreement, the Company agreed to fund a research project, to be performed by Rambam MT, with a research plan aimed at identifying the effects of different cannabis strains on the function of immune cells. On October 28, 2020, the Company and Rambam MT agreed to expand the research plan to study the anti-inflammatory activities of cannabis extracts in an RA mouse model. On February 15, 2021, the Company and Rambam MT agreed to further expand the research plan to study the effect of cannabis extracts on the immunopathology of the COVID-19 disease. The initial term of the Research Agreement was 48 months. On October 24, 2022, the Company and Rambam MT entered into a supplement to the Research Agreement, or the Supplement Agreement, pursuant to which the Company exercised an option to extend the Research Agreement by additional two years.

Pursuant to the Research Agreement, we agreed to pay Rambam MT $1.4 million in four equal payments, due on the first day of August on each successive year from 2019 through 2022. Pursuant to the Supplement Agreement, we agreed to pay Rambam MT $960,000 plus VAT in four biannual payments from May 2023 through December 2024. Furthermore, in accordance with the terms of the Research Agreement, we and Rambam MT will have joint ownership of any IP created as a result of research programs covered by such agreement. In connection with the Research Agreement, Rambam MT agreed not to work, study or develop any technologies with other entities that compete with our work with Rambam MT for our COVID-19 product candidate or RA product candidate for a term of three and seven years, respectively, from the end of the parties’ collaboration with respect to the COVID-19 product candidate and seven years from the end of the term of the Research Agreement with respect to the RA product candidate.

Subject to commercial sales of any product candidate using the IP created as a part of the research covered by such agreement, Raphael Israel is required to pay Rambam MT a royalty in an amount equal to 6% of all net sales, subject to certain deductions, such as taxes paid by any purchaser, transportation and shipping costs, and other customary deductions.

As of September 30, 2022, the Company has made three of the four equal payments due pursuant to the Research Agreement, for a total amount of $1,050,000.

Way of Life Cannabis Agreement

In October 2020, Raphael Israel entered into an engagement agreement with Way of Life Cannabis Ltd., or Wolc, pursuant to which, subject to its completing the Share Exchange with Easy Energy, Raphael Israel will be provided with up to 15 liters of CBD oil, from a strain of cannabis during a term of 18 months, to be provided in two to three deliveries of between one to seven milliliters of CBD oil. In accordance with Raphael Israel’s agreement with Wolc, Raphael Israel has agreed to issue to certain persons affiliated with Wolc 3% of Raphael’s issued and outstanding share capital as of the date of the Share Exchange, to be provided in three equal issuances; provided, however, that such persons may elect to receive a cash payment of $100,000 instead of any one issuance of Raphael’s shares. In addition to the issuance of shares, Raphael Israel has also agreed to pay Wolc a royalty fee equal to 15% of the net royalties generated from sales of Raphael Israel’s pharmaceutical drug products that are developed at Rambam hospital in Israel.

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

As of September 30, 2022, our cash and cash equivalents were $93,000. We believe that our existing cash and cash equivalents will not be sufficient to fund our projected cash requirements through September 2023. Therefore, we will require significant additional financing in the near future to fund our operations. We currently anticipate that we will require approximately $1 million for research and development activities over the course of the next 12 months. We also anticipate that we will require approximately $2 million for capital expenditures over such 12-month period, which consists primarily of expenditures for clinical trials and general Company operating costs.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2022, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below are the sales of all securities by the Company in the three months ended September 30, 2022, which were not registered under the Securities Act of 1933, as amended, or the Securities Act. The Company believes that each of such issuances was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Regulation S under the Securities Act.

On July 5, 2022, the Company signed a service agreement with Sheffa Enterprises Inc. a company wholly owned by the Company’s Chief Executive Officer (“CEO”), pursuant to which the CEO was granted 1,000,000 warrants to purchase common stock at an exercise price of $1.12 per share. The warrants are exercisable until December 31, 2025.

On July 5, 2022, the Company signed a service agreement with the Company’s Chief Financial Officer (“CFO”), pursuant to which the CFO was granted 1,000,000 shares of common stock and 1,000,000 warrants to purchase common stock at an exercise price of $1.00 per share. The warrants are exercisable until December 31, 2025.

On July 5, 2022, the Company signed an amendment to the service agreement with the Company’s Chief Technology Officer (“CTO”), pursuant to which the CTO was granted with 990,000 warrants to purchase common stock at an exercise price of $0.01 per share. The warrants are exercisable until July 5, 2024.

On July 5, 2022, the Company signed an amendment to the service agreement with one of the Company’s directors, pursuant to which the director was granted with 202,000 warrants to purchase common stock at an exercise price of $1.12 per share. The warrants are exercisable until July 4, 2024.

On July 27, 2022, the Company issued 100,500 shares of common stock to Wolc in connection with the services agreement dated October 2020 by and among Wolc and the Company.

On September 8, 2022, the Company issued 56,000 shares of common stock to certain investors of the Company pursuant to a share purchase agreement for total consideration of $63,000. The funds for the shares were received during September 2022.

On September 8, 2022, the Company issued 102,000 shares of common stock to a service provider of the Company for his services.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Supplement to Sponsored Research Agreement with Rambam Med-Tech Ltd.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAPHAEL PHARMACEUTICAL INC.

Date: November 14, 2022	By:	/s/ Shlomo Pilo
	Name:	Shlomo Pilo
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Guy Ofir
	Name:	Guy Ofir
	Title:	Chief Financial Officer (Principal Financial Officer)