Form 10-K
period 2022-12-31
Raphael Pharmaceutical Inc.
filed 2023-03-24
CIK 1415397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incen- tive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter the registrant did not have any publicly traded securities.

As of March 23, 2023, there were 16,135,790 shares of common stock, par value $0.01, or Common Stock, of the registrant issued and outstanding.

Documents Incorporated By Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”), contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws, which includes information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the regulatory pathways that we may elect to utilize in seeking U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, and other regulatory approvals, if any;

●	obtaining (and the cost thereof) FDA and EMA approval of, or other regulatory action in Europe or the United States and elsewhere with respect to our product candidates;

●	the commercial launch and future sales of our product candidates and our advancement of product candidates for other indications in our pipeline;

●	the potential cost of our rheumatoid arthritis product candidate, or RA and RA product candidate, respectively, for patients;

●	our expectations regarding the timing of commencing clinical trials;

●	our expectations regarding the supply of the active pharmaceutical ingredient for our product candidates;

●	third-party payor reimbursement for our product candidates;

●	our estimates regarding anticipated expenses, capital requirements and our needs for additional financing;

●	completion and receiving favorable results of clinical trials for our product candidates;

●	the filing by us, and the subsequent issuance of patents to us, by the U.S. Patent and Trademark Office and other governmental patent agencies; and

●	our expectations regarding the impact of the COVID-19 pandemic, including on our planned clinical trials, operations and financial position.

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

Initially, we intend to obtain approvals for our product candidates from the U.S. Food and Drug Administration, or FDA, and the Medical Cannabis Unit of the MOH. Upon obtaining FDA approvals, or in the event that we are not successful in obtaining such approvals, we intend to apply for European Medicines Agency, or EMA, and other countries’ governmental regulatory agencies approvals for our product candidates. If we are successful in obtaining FDA approvals for our product candidates, we intend to enter into royalty agreements with good manufacturing practice, or GMP, approved medical manufactures and distributors, having them using our medical formulas for the purpose of growing, cultivating, manufacturing, and distributing Raphael Pharmaceutical medical indications in their designated territories.

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

As of December 31, 2022, the Company paid $1.15 million pursuant to the Research Agreement and in the first quarter of 2023 the Company paid the remaining $0.25 million.

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

Aim 1. Evaluating the immune modulation properties of different cannabis strains

RA is an autoimmune disease that causes chronic inflammation and damage to the joints, leading to pain, stiffness, and loss of mobility. It occurs when the body's immune system mistakenly attacks the synovium, which is the lining of the joints. This can cause swelling and thickening of the synovium, which can eventually lead to erosion of the cartilage and bone within the joint. RA can also affect other parts of the body, such as the skin, eyes, lungs, and blood vessels. RA is a chronic condition that requires ongoing management to control symptoms and prevent joint damage.

Current treatments for RA have potential difficulties and side effects that need to be carefully weighed against their benefits. Some medications may lose effectiveness over time, requiring patients to switch treatments. Additionally, some medications have side effects such as gastrointestinal problems, liver damage, and increased risk of infections and cancer. There are also individual differences in patient response to treatments, highlighting the need for more personalized approaches.

It is our belief, based on the research conducted by our partners, and that or our industry peers, that cannabinoids have immunomodulatory properties, although the exact effects are not fully comprehended.

Together with the team at the Medical Cannabis Research and Innovation Center at Rambam Health Care Campus, our experiments in cells derived from human healthy donors (Helsinki Num. 044220-RNB) have revealed a specific high-CBD strain that effectively reduces the capacity of immune cells: T cells and neuthrophils to be activated in response to inflammatory stimulation. The strain was found to reduce the expression levels of IL6, TNF alpha. This suggests that the strain has the potential to slow the progression of RA.

Thus, we have successfully completed the proof of concept phase in human derived immune cells.

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

Our preclinical experiments have revealed a specific high-CBD strain that effectively reduces inflammation in a mouse model of RA. The strain was found to reduce the expression levels of IL6, TNF alpha, and IL1b in the joints and peripheral blood of the mice. This suggests that the strain has the potential to slow the progression of RA.

We have successfully completed the proof of concept phase in mice and are now preparing to move towards clinical trials.

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

To obtain a deep understanding on the mechanism of action of the cannabis strains, we applied our research system and established a unique study to research the response of 10 different receptors to Cannabis in RA patients, which aims to identify the specific cannabinoids receptors on the immune cells. The data from this study is expected to subsequently be used to set up a system for analyzing and matching the specific cannabis treatment to the specific cannabinoids receptors that are expressed in the patient’s cells. We believe that if cannabinoid treatments correspond to the receptors in the patient’s cells, the treatment may be more accurate for treating that specific patient’s RA symptoms. We have identified cannabinoid receptors that are expressed on activated T cells from human donors (Helsinki # 033120-RNB). Our next objective is to determine the cannabinoid receptors expressed on neutrophils.

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

Our experiments have revealed a specific high-CBD strain that presents enhanced anti-inflammatory effects. Using cells derived from human donors (Helsinki Num. 044220-RNB) and a mouse model for systemic inflammation and severe lung inflammation, we have found that this strain is effective in preventing cytokine storms. It reduces the secretion of IL6 and TNF alpha, as well as the inflammation in the mice's lungs, while also inhibiting the migration of immune cells to the lungs.

These findings were published by Rambam’s research team in the prestigious scientific journal "Frontiers in Immunology" : “High-CBD Extract (CBD-X) Downregulates Cytokine Storm Systemically and Locally in Inflamed Lungs” (Frontiers in Immunology, May 16, 2022).

In November 2022, we submitted a proposal to the MOH for a clinical trial of a cannabis-based drug aimed at mitigating the deterioration of COVID-19 patients.

We are pleased to report that the proposal has progressed and has been passed on to the Helsinki Committee for the final decision.

Aim 5. Development of a new, patentable formulation that combines purified cannabinoids to treat rheumatoid diseases.

In October 2022, we entered into an agreement with Rambam MedTech for the development of a new, patentable formulation that combines purified cannabinoids to treat rheumatoid diseases.

The overall objective of this study is to identify a novel cannabinoid based patentable formulation to treat Rheumatoid diseases. Specifically, to investigate combination of purified cannabinoids to downregulate inflammation related to Rheumatoid diseases. We propose to base our study on data derived from Dr. Igal Louria-Hayon’s studies (Helsinki # 0442-20-RMB) on the evaluation of the immune regulation properties of cannabinoids on the immune system and the data derived from the cannabinoids receptors study (Helsinki # 0331-20-RMB). We will analyze the activation of cannabinoid receptors on mouse models and will study the role of purified cannabinoid as a potential to develop a novel patentable formulation to treat RA.

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

Drug Product	Strength	Dose Form	Price ($)	Recommended Dose	Annual Drug Cost ($)
Sarilumab (Kevzara)	150 mg/1.14 mL 200 mg/1.14 mL	Pre-filled syringe	700.0000	200 mg SC every two weeks	18,200

Abatacept SC (Orencia)	125 mg/mL	Pre-filled syringe	366.1000	125 mg weekly	19,037

Abatacept IV (Orencia)	250 mg/15 mL	Vial	490.0500	Patients < 60 kg: 500 mg Patients 60 to 100 kg: 750 mg Patients > 100 kg: 1,000 mg 500 to 1,000 mg at weeks 0, 2, and 4 then every 4 weeks	Year 1: 20,582 Thereafter: 19,112

Adalimumab SC (Humira)	40 mg/0.8 mL	Pre-filled syringe or pen	769.9700	40 mg every other week	20,019

Anakinra (Kineret)	100 mg	Pre-filled syringe	48.0571	100 mg daily	17,493

Certolizumab pegol (Cimzia)	200 mg/mL	Pre-filled syringe	664.5100	400 mg at weeks 0, 2 and 4 then 200 mg every 2 weeks	Year 1: 19,271 Thereafter: 17,277

Etanercept (Enbrel)	25 mg 50mg/mL	Vial Pre-filled syringe or auto-injector	202.9300 405.9850	50 mg weekly or two 25 mg doses on same day every week or every 3 or 4 days	21,105 21,111

Entanercept (Brenzys)	50 mg/mL	Pre-filled syringe	305.0000[d]	50 mg weekly	15,860

Golimumab SC (Simponi)	50 mg/0.5 mL	Pre-filled syringe or auto-injector	1,555.17	50 mg monthly	18,662

Golimumab IV (Simponi)	50 mg/4 mL	Vial	849.5000[b]	2 mg/kg at weeks 0 and 4, then every 8 weeks thereafter	Year 1:17,829 Thereafter: 16,565

Infliximab (Remicade)	100 mg	Vial	987.5600	3 mg/kg at weeks 0, 2, and 6, then every 8 weeks thereafter	Year 1: 23,701 Thereafter: 19,257 10 mg/kg every 4 weeks: $102,706 annually

Infliximab (Inflectra)	100 mg	Vial	525.0000	Depending on clinical response, dose can be increased to 10 mg/kg and/or up to every four weeks	Year 1: 12,600[b] Thereafter: 10,238[b] 10 mg/kg every 4 weeks: $54,600 annually[15]

Rituximab (Rituxan)	100 mg/10 mL 500 mg/50 mL	Vial	466.3200 2,331.61	A course consists of 1,000 mg infusions at weeks 0 and 2. Reassess for retreatment at week 26, no sooner than 16 weeks after previous	18,653 assumes 2 courses Per course: 9,326

Tocilizumab SC (Actemra)	162 mg/0.9 mL	Pre-filled syringe	355.0000	Patients < 100 kg: 162 mg SC every two weeks, increasing to weekly based on clinical response. Patients ≥ 100 kg: 162 mg SC weekly	Every two weeks: 9,230 Weekly: 18,460

Tocilizumab IV (Actemra)	80 mg/4 mL 200 mg/10mL 400 mg/20 mL	Vial	180.8100 452.0300 904.0600	4 mg/kg every 4 weeks followed by an increase to 8 mg/kg based on clinical response	4 mg/kg: 10,577 8 mg/kg: 17,629

Tofacitinib (Xeljanz)	5 mg	Tablet	23.5585	5 mg p.o. twice daily	17,151

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

Pursuant to the agreement with Wolc, on July 27, 2022, the Company issued 100,500 shares of common stock to Wolc. The value of such issued shares was based on the value of the service provided by Wolc, which amounted to $100,000.

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

Employees

As of December 31, 2022, we do not have any employees. Our officers are engaged through consulting agreements.

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

We are an emerging pharmaceutical research and clinical development company with a limited operating history in our industry. Before the Share Exchange, we did not have any operations dating back to 2011. To date, we have focused almost exclusively on developing our RA product candidate. Raphael Israel has funded its operations to date primarily through proceeds from investors and from its own resources. Other than the funding that Easy Energy received, and which was lent to Raphael Israel after the closing of the Share Exchange, Easy Energy has had no sources of funding since ceasing its operations in 2011. We have only a limited operating history in our current industry upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. To date, we have not generated revenue from the sale of our product candidates (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information). We incurred losses in each year since our inception and, while operational, we have never been profitable and have incurred losses since inception. We expect to continue to incur losses until, and if, a product candidate that we are developing, such as our RA product candidate, receives approval from regulators for commercialization. Our net loss attributable to holders of our ordinary shares for the years ended December 31, 2022 and 2021 was approximately $3.36 million and 1.62 million, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $6.01 million. Substantially all of our operating losses resulted from costs incurred in connection with our development program and from general and administrative costs associated with our operations.

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

We do not believe that our current cash on hand will be sufficient to fund our projected operating requirements. This raises substantial doubt about our ability to continue as a going concern. In addition, the report of our independent registered public accounting firm on our audited financial statements for each of the two years ended December 31, 2022 and 2021 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our audited financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Further reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. If we cannot continue as a going concern, our investors may lose their entire investment in our Common Stock. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through debt or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate research or development plans for, or commercialization efforts with respect to our products.

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

As of December 31, 2022, our cash and cash equivalent were approximately $0.29 million and we had a working capital of $0.12 million and an accumulated deficit of $6.02 million. Based upon our currently expected level of operating expenditures, we expect that our existing cash and cash equivalents will only be sufficient to fund operations through June 2023. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

We continue to evaluate the effect that the Affordable Care Act has on our business. Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, the CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2031. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on January 28, 2021, President Biden issued an executive order to initiate a special enrolment period from February 26, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. In addition, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. Affordable Care Act Additional legislative and regulatory changes and judicial challenges to the Affordable Care Act, its implementing regulations and guidance and its policies, remain possible.

It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The Affordable Care Act, as well as other federal, state and foreign healthcare reform measures that have been and may be adopted in the future, could harm our future revenues. Further, it is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Key service providers are serving as our Chief Executive Officer, Chief Financial Officer and Chief Technology Officer and other scientific services consultants. Due to the lean nature of our operations and our current operations which mainly consist of outsourcing services, we are highly dependent upon our Chief Technology Officer. If our Chief Technology Officer, and to a lesser extent, any key consultants, resigns, this could adversely affect our ability to execute our business plan and harm our operating results. We do not currently carry “key person” insurance on the lives of members of management.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, and marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

In addition, we have a number of stockholders who are beneficial owners of more than 5% of our outstanding Common Stock, as of March 23, 2023, including our Chief Executive Officer who beneficially owns approximately 28% of our issued and outstanding shares, and as such, also may have the ability to prevent us from entering into transactions that could be beneficial to us and/or other shareholders. In addition, we have one additional non-affiliated stockholder who is a beneficial owner of more than 5% of our outstanding Common Stock. Although this non-affiliated stockholder currently does not have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions, obtaining its vote on certain matters may be necessary to effect certain actions that our management and directors otherwise deem to be in the best interests of the Company.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since December 7, 2022 our Common Stock has been quoted on the OTCQB Marketplace operated by OTC Markets Group Inc., or OTCQB, under the symbol “RAPH.” On March 21, 2023, the last reported sale price of our Common Stock on OTCQB was $1.05 per share. As of March 23, 2023, there were 187 holders of record of our Common Stock. This figure includes an indeterminate number of stockholders who hold their shares in “street name.”

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of our plan of operation.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited annual consolidated financial statements as of December 31, 2022 and December 31, 2021 and accompanying notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. All amounts are in U.S. dollars and rounded.

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

We are currently in the pre-clinical development stage for of our lead product candidate, our RA product candidate for the treatment of RA. In addition, we are aiming to develop a pharmaceutical drug product for the treatment of hyperinflammtory syndrom inflammation related to COVID-19, which may be based on data or studies related to our RA product candidate. We successfully completed a prelinical sutdy for the RA product candidate at Rambam Hospital as well as a mice model trial.

On February 9, 2022, we filed an application for a clinical trial with the Medical Cannabis Unit of the MOH. On February 16, 2022 we submitted an application with the Helsinki Committee at Rambam Hospital for a clinical trial in COVID-19 patients. The Company plans to submit such applications for our RA product during 2022.

Our goal is to become a leader in development of CBD oil-based pharmaceutical drug products for the treatment of indications in which we believe there is a high unmet medical need in a range of disorders, including those related to inflammation in the body, including RA and COVID-19.

In November 2022, we submitted a proposal to the MOH for a clinical trial of a cannabis-based drug aimed at mitigating the deterioration of COVID-19 patients. The proposal has progressed and has been passed on to the Helsinki Committee for the final decision.

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

Initially, we intend to obtain approvals for our product candidates from the FDA and the Medical Cannabis Unit of the MOH. Upon obtaining FDA approvals, or in the event that we are not successful in obtaining such approvals, we intend to apply for EMA and other countries’ governmental regulatory agencies approvals for our product candidates. If we are successful in obtaining FDA approvals for our product candidates, we intend to enter into royalty agreements with GMP approved medical manufactures and distributors, having them using our medical formulas strains for the purpose of growing, cultivating, manufacturing, and distributing Raphael Pharmaceutical medical indications in their designated territories.

For this purpose, in October 2022, we entered into an agreement with the Medical Cannabis Research Center at Rambam Health Care Campus, and Rambam MedTech for the development of a new, patentable formulation that combines purified cannabinoids to treat rheumatoid diseases.

The overall objective of this study is to identify a novel cannabinoid based patentable formulation to treat Rheumatoid diseases. Specifically, to investigate combination of purified cannabinoids to downregulate inflammation related to Rheumatoid diseases. We propose to base our study on data derived from Dr. Igal Louria-Hayon’s studies (Helsinki # 0442-20-RMB) on the evaluation of the immune regulation properties of cannabinoids on the immune system and the data derived from the cannabinoids receptors study (Helsinki # 0331-20-RMB). We will analyze the activation of cannabinoid receptors on mouse models and will study the role of purified cannabinoid as a potential to develop a novel patentable formulation to treat RA.

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

Comparison of the Year Ended December 31, 2022 to the year ended December 31, 2021

Results of Operations

	For the Year Ended December 31,	For the Year Ended December 31,
	2022	2021
	U.S. dollars in thousands (execpt for share and per share data)
Operating expenses:
Research and development expenses	$(1,178)	$(776)
General and administrative expenses	(2,139)	(853)

Operating loss	(3,317)	(1,629)

Financial income (expense), net	(41)	5

Net loss and comprehensive loss	$(3,358)	$(1,624)

Basic and diluted net loss per share	$(0.23)	$(0.14)

Weighted average number of shares of ordinary shares used in computing basic and diluted net loss per share	14,341,518	11,171,704

Research and Development Expenses

Our research and development expenses totaled $1,178 thousand for the year ended December 31, 2022, representing an increase of $402 thousand, or 52%, compared to $776 thousand for the year ended December 31, 2021. The increase was primarily attributable to the increase in our share based compensation to our consultants and service providers, which was $0 in 2021.

General and Administrative Expenses

Our general and administrative expenses totaled $2,139 thousand for the year ended December 31, 2022, representing an increase of $1,286 thousand, or 150%, compared to $853 thousand for the year ended December 31, 2021. The increase was primarily attributable to increase in our share based payment compensation for our officers, directors and consultants, which was $0 in 2021.

Operating Loss

As a result of the foregoing, our operating loss totaled $3,317 thousand for the year ended December 31, 2022, representing an increase of $1,688 thousand, or 103%, compared to $1,629 thousand for the year ended December 31, 2021.

Financing Income (expense), Net

We recognized financing expense, net of $41 thousand for the year ended December 31, 2022, representing a increase of $46 thousand, or 920%, compared to finance income of $5 thousand for the year ended December 31, 2021. The decrease was primarily attributable to exchange rate differences between the U.S. dollar and the New Israeli Shekel.

Net and Comprehensive Loss

As a result of the foregoing, our loss totaled $3,358 thousand for the year ended December 31, 2022, representing an increase of $1,734 thousand, or 106%, compared to $1,624 thousand for the year ended December 31, 2021.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with US GAAP. There are no critical accounting estimates for the years ended December 31, 2022 and 2021.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through equity financing and the issuance of a loan.  Additional funding will be required to complete the Company's research and development and clinical trials, to attain regulatory approvals, to begin the commercialization efforts of the Company's product and to achieve a level of sales adequate to support the Company's cost structure. As of December 31, 2022, we had approximately $288 thousand in cash and cash equivalents, and have invested most of our available cash funds in ongoing cash accounts.

Overview

The table below presents our cash flows for the periods indicated:

	For the Year Ended December 31,	For the Year Ended December 31,
	2022	2021
	U.S. dollars in thousands
Cash used in operating activities	$(759)	$(1,418)
Cash provided by investing activities	$(2)	$-
Cash provided by financing activities	$896	$1,476
Net increase (decrease) in cash and cash equivalents	$135	$58

Net cash used in operating activities was $759 thousand for the year ended December 31, 2022, compared with net cash used in operating activities of $1,418 thousand for the year ended December 31, 2021. The $659 thousand decrease in the net cash used in operating activities during 2022, compared to 2021, was primarily the result of $1,734 thousand increase in net loss which was offset by an increase of $2,290 thousand in share-based payment in exchange for services in the amount of $267 thousand in other current assets which derived mainly from lower research and development activity during 2022 compared with 2021.

Net cash used in investing activities for the year ended December 31, 2022 was $2 thousand compared to $0 for the year ended December 31, 2021. The decrease of $2 thousand in net cash provided by investing activities during 2022 compared to 2021 was mainly due to purchase of fixed assets.

Net cash provided by financing activities for the year ended December 31, 2022 was $896 thousand compared to $1,476 thousand for the year ended December 31, 2021. The decrease of $580 thousand in net cash provided by financing activities during 2022 compared to 2021 was mainly due to lower proceeds in 2022 from issuance of common stock and warrants compared with 2021.

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

As of December 31, 2022, our cash and cash equivalents were $288 thousand. We believe that our existing cash and cash equivalents will be sufficient to fund our projected cash requirements through June 2023. Therefore, we will require significant additional financing in the near future to fund our operations. We currently anticipate that we will require approximately $600 thousand for research and development activities over the course of the next 12 months. We also anticipate that we will require approximately $1,400 thousand for capital expenditures over such 12-month period, which consists primarily of expenditures for clinical trials and general Company operating costs.

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

As of December 31, 2022, the Company paid $1.15 million pursuant to the Research Agreement and in the first quarter of 2023 the Company paid the remaining $0.25 million

Way of Life Cannabis Agreement

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

On July 27, 2022, the Company issued 100,500 shares of common stock to Wolc in connection with the engagement agreement. The value of such issued shares was based on the value of the service provided, which amounted to $100,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 31, 2022, we conducted an evaluation, under the supervision and participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our Chief Executive Officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2022.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error, and the risk of fraud. The projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies may deteriorate. Because of these limitations, there can be no assurance that any system of internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Commission that exempt from this requirement issuers that are neither accelerated filers nor large accelerated filers.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our directors and executive officers and their ages as of March 23, 2023, are set forth in the following table:

Name	Age	Position
Shlomo Pilo	69	Chief Executive Officer and Chairman of the Board of Directors
Guy Ofir	50	Chief Financial Officer and Director
Dr. Igal Louria Hayon	50	Chief Technology Officer and Director
Dr. Yehuda Eliya	49	Director

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

We have reviewed all forms provided to us or filed with the SEC. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year, except as follows: (a) Guy Ofir, our Chief Financial Officer and one of our directors, failed to timely file a Form 4 reporting his July 26, 2022 receipt of 1,000,000 shares of our common stock and on December 5, 2022 receipt of 1,000,000 warrants to purchase 1,000,000 shares of our common stock. Mr. Ofir filed a Form 4 reporting these transactions on March 13, 2023; (b) Joseph Press, our former Chairman of the Board, failed to timely file a Form 4 reporting his July 26, 2022 receipt of 280,000 shares of our common stock and on December 5, 2022 receipt of 105,000 warrants to purchase 105,000 shares of our common stock. Mr. Press filed a Form 4 reporting these transactions on March 13, 2023; (c) Shlomo Pilo, our Chief Executive Officer and Chairman of the Board, failed to timely file a Form 4 reporting his December 5, 2022 receipt of 1,000,000 warrants to purchase 1,000,000 shares of our common stock. Mr. Pilo filed a Form 4 reporting this transaction on March 13, 2023; (d) Yehuda Eliya, one of our directors, failed to timely file a Form 4 reporting his December 5, 2022 receipt of 202,000 warrants to purchase 202,000 shares of our common stock. Mr. Eliya filed a Form 4 reporting this transaction on March 13, 2023; and (e) Igal Louria-Hayon, our Chief Technology Officer and one of our directors, failed to timely file a Form 4 reporting his December 5, 2022 receipt of 990,000 warrants to purchase 990,000 shares of our common stock. Mr. Louria-Hayon filed a Form 4 reporting this transaction on March 13, 2023.

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

Nominees to the Board of Directors

During the Company’s 2022 fiscal year, there were no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Item 11. Executive Compensation.

Summary Compensation Table

The following sets forth the compensation of our Chief Executive Officer during the fiscal year ended December 31, 2022, and the other persons who served as executive officers during the Company’s fiscal year ended December 31, 2022. Unless otherwise noted, the amounts shown represent what was earned in the Company’s fiscal year ended December 31, 2022.

Summary Compensation Table – Fiscal Year Ended December 31, 2022

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Shlomo Pilo	2022	$120,000			$250,000				$370,000
	2021	$120,000							$120,000

Guy Ofir	2022	$72,000		$750,000	$250,000				$1,072,000
	2021	$75,000							$75,000

Dr. Igal Louria-Hayoun	2022	$108,000			$500,000				$608,000
	2021	$115,500							$115,500

Our Chief Executive Officer provides services to our Company pursuant to a consulting agreement between Raphael Israel and Sheffa Enterprises, Inc., a New Jersey corporation. Pursuant to the terms thereof, during the period commencing on July 1, 2022 until December 31, 2022, we paid our Chief Executive Offcier a monthly fee of $10,000. Commencing on January 1, 2023, we agreed to pay a monthly fee in the amount of $20,000. In addition, we agreed to issue Mr. Pilo a warrant to purchase 1,000,000 shares of Common Stock, at an exercise price of $1.12 per share, which shall expire on December 31, 2025. The agreement expires on December 31, 2024. The Company may terminate the agreement prior to the expiration of its term upon 120 days advance notice and the payment of a termination fee equal to the lesser of (i) $360,000, or (ii) the monthly fees payable through the expiration of its term.. Furthermore, as disclosed in the agreement, Raphael Israel has undertaken to indemnify Sheffa Enterprises, Inc. against and in respect of any and losses arising out of or due to the operation of the business by Raphael Israel, its affiliates, agents, servants and/or employees.

Our Chief Finnacial Officer provides services to our Company pursuant to a consulting agreement between Raphael Israel and Guy Ofir & Co. SRL a Romanian Company. Pursuant to the agreement, during the period ommencing on July 1, 2022 until December 31, 2022, we paid Mr. Ofir a monthly fee of $6,000. Commencing on January 1, 2023, we agreed to pay a monthly fee in the amount of $12,000. In addition, we will grant Mr. Ofir 1,000,000 restricted shares of Common Stock and a warrant to purchase 1,000,000 shares of Common Stock, at an exercise price of $1.00 per share, which shall expire on December 31, 2025. The agreement expires on December 31, 2024. The Company may terminate the agreement prior to the expiration of its term upon 120 days advance notice and the payment to Mr. Ofir of a termination fee equal to the lesser of (i) $120,000, or (ii) the monthly fees payable through the expiration of its term.

Our Chief Technology Officer provides services to our Company pursuant to a consulting agreement, as amended, by and between Dr. Igal Louria Hayoun and Raphael Israel. Pursuant to the terms thereof Dr. Hayoun provides consulting services the the Company to engage with an array of science consultants and to coordinate collaborations with hospitals on medical cannabis research. Raphael Israel pay Dr. Hayoun $9,000 per month and agreed to pay him 15% of the Company’s net royalty's income from worldwide sales of any of Raphael Israel’s cannabis-based medical indications treating COVID-19. In addition, we will grant Dr. Hayon a warrant to purchase 990,000 shares of Common Stock, at an exercise price of $0.01 per share, which shall expire on July 5, 2024, and in the event we will apply for any clinical trial of cannabis-based treatment or will begin any other new cannabis related research, the Corporation will grant Dr. Hayon a warrant to purchase 350,000 shares of Common Stock at an exercise price of $0.01. The agreement expires on December 31, 2023. The Company may terminate the agreement prior to the expiration of its term upon 120 days advance notice and the payment to Dr. Hayon of a termination fee equal to the monthly fees payable through the expiration of its term.

The Company has no stock option, retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our board of directors may recommend adoption of one or more such programs in the future.

See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information.

Restricted Stock Awards

Pursuant to the service agreement with our Chief Financial Officer, we granted Guy Ofir 1,000,000 shares of common stock.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding equity awards held by the named executive officers that were outstanding as of December 31, 2022:

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable(1)(2) (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Shlomo Pilo	12/5/2022	1,000,000	-	1.12	12/31/2025
Guy Ofir	12/5/2022	1,000,000	-	1.00	12/31/2025
Dr. Igal Louria-Hayoun	12/5/2022	990,000	-	0.01	7/05/2024

(1)	Amounts in this column represent warrants granted to each of the directors pursuant to their respective service agreements.
(2)	Unless otherwise indicated, all of the warrants vested upon granting and are exercisable immediately.

Director Compensation

The Company did not pay any fees to their respective directors for attendance at meetings of the board; however, the Company may adopt a policy of making such payments in the future. The Company may reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

The following table sets forth information concerning compensation accrued or paid to our non-employee directors during the year ended December 31, 2022 for their service on our Board. Mr. Jonathan Solomon, a director who is also our employee, received no additional compensation for his service as director and is not set forth in the table below:

Name	Fees earned or paid in cash ($)	Option Awards ($)(2)	All other compensation ($)(3)	Total ($)
Joseph Press(1)	17,000	290,000	-	307,000
Yehuda Eliya	-	50,000	-	50,000

(1)	Effective as of June 30, 2022, this director resigned and no longer serves on the Board.

(2)	Amounts in this column represent the grant date fair value of warrants granted to each of the directors pursuant to their respective service agreements.
(3)	Amounts in this column represent the grant date fair value of shares issued to Mr. Press pursuant to his service agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our Common Stock as of December 31, 2022 by:

●	each person, or group of affiliated persons, known to us to be the beneficial owner of at least 5% of our outstanding Common Stock;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to Common Stock. Percentage of shares beneficially owned is based on 16,135,790 shares outstanding on December 31, 2022.

Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, based on information provided to us by such shareholders. Unless otherwise noted below, each beneficial owner’s address is: 4 Lui Paster, Tel Aviv-Jaffa, Israel 6803605.

	No. of Shares Beneficially Owned	Percentage Owned
Holders of more than 5% of our voting securities :

Haim Castro	1,255,325	7.8%

Directors and executive officers:
Guy Ofir	2,312,156	13.5%
Shlomo Pilo	4,783,701	28%
Dr. Igal Louria Hayon	999,000	5.8%
Dr. Yehuda Eliya	202.000	1.2%
All directors and executive officers as a group (4 persons)

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

Our Chief Executive Officer provides services to our Company pursuant to a consulting agreement between Raphael Israel and Sheffa Enterprises, Inc., a New Jersey corporation. Pursuant to the terms thereof, during the period commencing on July 1, 2022 until December 31, 2022, we paid our Chief Executive Offcier a monthly fee of $10,000. Commencing on January 1, 2023, we agreed to pay a monthly fee in the amount of $20,000. In addition, we agreed to issue Mr. Pilo a warrant to purchase 1,000,000 shares of Common Stock, at an exercise price of $1.12 per share, which shall expire on December 31, 2025. The agreement expires on December 31, 2024. The Company may terminate the agreement prior to the expiration of its term upon 120 days advance notice and the payment of a termination fee equal to the lesser of (i) $360,000, or (ii) the monthly fees payable through the expiration of its term.. Furthermore, as disclosed in the agreement, Raphael Israel has undertaken to indemnify Sheffa Enterprises, Inc. against and in respect of any and losses arising out of or due to the operation of the business by Raphael Israel, its affiliates, agents, servants and/or employees.

Our Chief Finnacial Officer provides services to our Company pursuant to a consulting agreement between Raphael Israel and Guy Ofir & Co. SRL a Romanian Company. Pursuant to the agreement, during the period ommencing on July 1, 2022 until December 31, 2022, we paid Mr. Ofir a monthly fee of $6,000. Commencing on January 1, 2023, we agreed to pay a monthly fee in the amount of $12,000. In addition, we will grant Mr. Ofir 1,000,000 restricted shares of Common Stock and a warrant to purchase 1,000,000 shares of Common Stock, at an exercise price of $1.00 per share, which shall expire on December 31, 2025. The agreement expires on December 31, 2024. The Company may terminate the agreement prior to the expiration of its term upon 120 days advance notice and the payment to Mr. Ofir of a termination fee equal to the lesser of (i) $120,000, or (ii) the monthly fees payable through the expiration of its term.

Our Chief Technology Officer provides services to our Company pursuant to a consulting agreement, as amended, by and between Dr. Igal Louria Hayoun and Raphael Israel. Pursuant to the terms thereof Dr. Hayoun provides consulting services the the Company to engage with an array of science consultants and to coordinate collaborations with hospitals on medical cannabis research. Raphael Israel pay Dr. Hayoun $9,000 per month and agreed to pay him 15% of the Company’s net royalty's income from worldwide sales of any of Raphael Israel’s cannabis-based medical indications treating COVID-19. In addition, we will grant Dr. Hayon a warrant to purchase 990,000 shares of Common Stock, at an exercise price of $0.01 per share, which shall expire on July 5, 2024, and in the event we will apply for any clinical trial of cannabis-based treatment or will begin any other new cannabis related research, the Corporation will grant Dr. Hayon a warrant to purchase 350,000 shares of Common Stock at an exercise price of $0.01. The agreement expires on December 31, 2023. The Company may terminate the agreement prior to the expiration of its term upon 120 days advance notice and the payment to Dr. Hayon of a termination fee equal to the monthly fees payable through the expiration of its term.

We entered into a service agreement with Yehuda Eliya, pursuant to which Mr. Eliya will serve as a member of our board of directors. Pursuant to the agreement, the Company will grant Mr. Eliya a warrant to purchase 202,000 shares of common stock, at an exercise price of $1.12 per share, which shall have a term of 2 years from the issuance date. The agreement will expire on December 31, 2023.

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

Item 14. Principal Accounting Fees and Services.

We were billed the following fees for professional services rendered by our former auditor Brightman Almagor Zohar & Co., a member firm of Deloitte Global Network (“Deloitte”), for the years ended December 31, 2022 and 2021.

	2022	2021
	U.S. dollars in thousands
Audit fees	76,500	92,500
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	76,500	92,500

The audit fees for the year ended December 31 2021 were for professional services rendered for review of interim consolidated financial information and statutory audits.

The following is a summary of the fees billed by our principal auditor during the calendar years ended December 31, 2022 and 2021:

Fee category	2022		2021
Audit fees (1)	$		$
Audit – related fees		11,000		-
Tax fees		-		-
All other fees		-		-
Total fees		$11,000		$-

(1)	Consists of fees for audit of the Company’s annual financial statements, audit of the financial statements of acquired subsidiaries, the review of interim financial statements included in the Company’s quarterly reports, consents, and the review of other documents filed with the Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

RAPHAEL PHARMACEUTICAL INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Raphael Pharmaceutical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Raphael Pharmaceutical Inc. and its subsidiary (the “Company”) as of December 31, 2022, the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Previous Auditor

This is the first year for which we have served as auditor. The previous year was audited by a different auditor whose permission we have received to serve as the current auditor.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

www.dwacc.com	A Member Of The International Accounting Group

A: Ha-Rekhev St 8, Tel Aviv-Yafo IL | US Number: 1-661-466-2466 | Local: +972-58–6886666 | E: i@dwacc.com

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

Issuance of share capital and warrants - Changes in Ordinary Share Capital– Refer to Note 7 to the Consolidated Financial Statements

Critical Audit Matter Description

During the year ended December 31, 2022, the Company raised equity in the aggregate amount of $896 thousands, through equity transactions, by issuing shares and warrants.

We deemed our audit over the issuance of share capital and warrants as a critical audit matter because of the magnitude of the transactions and the increased extent of auditing effort, in relation to the audit as a whole, to evaluate management’s classification of the equity transactions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the issuance of share capital and warrants transactions included the following, among others:

●	We read the agreements and analyzed the terms of the Company’s equity transactions.

●	We evaluated management’s interpretation and application of the relevant accounting guidance in relation to the appropriateness of the equity classification of warrants issued in these transactions.

●	We agreed the consideration received from the transactions to the respective bank statements.

●	We compared the shares issued and outstanding to the confirmation obtained directly from the transfer agent.

/s/ Weinstein International CPA

Weinstein International CPA

Tel Aviv, Israel

March 23, 2023

We have served as the Company’s auditor since 2022.

www.dwacc.com	A Member Of The International Accounting Group

A: Ha-Rekhev St 8, Tel Aviv-Yafo IL | US Number: 1-661-466-2466 | Local: +972-58–6886666 | E: i@dwacc.com

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S dollars in thousands (except for share and per share data)

	Note	As of December 31,
		2022	2021

Assets
Current assets:
Cash and cash equivalents		$288	$153
Other current assets	3	43	269

Total current assets		331	422

Non-Current assets:

Fixed asset, net		2	-

Total assets		$333	$422

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Other accounts payable and accrued expenses	4	224	272
Payable to related party		3	22

Total current liabilities		227	294

Stockholders’ equity (deficit):

Common stock, $0.01 par value:

Authorized: 21,020,560 shares;

Issued and outstanding: 15,624,040 and 12,970,540 as of December 31, 2022 and December 31, 2021, respectively		157	130
Additional paid-in capital		5,974	2,665
Accumulated deficit		(6,025)	(2,667)

Total stockholders’ equity		106	128

Total liabilities and stockholders’ equity		$333	$422

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S dollars in thousands (except for share and per share data)

	Note	For the year ended December 31,
		2022	2021
Research and development expenses	10a	$1,178	$776

General and administrative expenses	10b	2,139	853

Operating loss		3,317	1,629

Total financial expense, net	10c	41	(5)

Net loss and comprehensive loss		3,358	1,624

Basic and diluted net loss per share		0.23	0.14

Weighted average number of common shares used in computing basic and diluted net loss per share		14,341,518	11,171,704

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES STOCKHOLDERS’ IN EQUITY (DEFICIT)

U.S dollars in thousands (except for share and per share data)

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2022	12,970,540	$130	$2,665	$(2,667)	$128

Issuance of common stock and warrants	831,000	8	885	-	893

Issuance of common stock in exchange for services	1,822,500	19	2,424	-	2,443

Net loss	-	-	-	(3,358)	(3,358)

Balance as of December 31, 2022	15,624,040	$157	$5,974	$(6,025)	$106

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2021 (**)	9,459,253	$95	$905	$(1,043)	$(43)

Issuance of common stock and warrants	2,460,259	25	1,264	-	1,289

Effect of reverse recapitalization transaction (Notes 1a and 7b)	1,051,028	10	496	-	506

Net loss	-	-	-	(1,624)	(1,624)

Balance as of December 31, 2021	12,970,540	$130	$2,665	$(2,667)	$128

(*)	Represents amount less than $1
(**)	Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction and to reflect adjustment to the share par value (refer to Note 1a).

The accompanying notes are an integral part of the consolidated financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S dollars in thousands (except for share and per share data)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities

Net loss	$(3,358)	$(1,624)
Adjustments to reconcile net loss to net cash used in operating activities:

Share-based payment in exchange for services	2,290	-
Changes in:
Other current assets	226	(41)
Related parties	(19)	13
Other accounts payables and accrued expenses	102	234

Net cash used in operating activities	(759)	(1,418)

Cash flows from investing activities

Purchase of fixed assets	(2)	-

Net cash provided by investing activities	(2)	-

Cash flows from financing activities

Receipt of a loan	-	174
Proceeds from issuance of common stock and warrants	896	1,289
Cash acquired in the reverse recapitalization (*)	-	13
Net cash provided by financing activities	896	1,476

Change in cash and cash equivalents	135	58
Cash and cash equivalents at the beginning of the year	153	95

Cash and cash equivalents at the end of the year	$288	$153

Non cash supplement
Issuance of shares for past services (Note 7e)	$150	$-
Non cash issuance costs (Note 7g)	$70	$102

(*) Cash acquired in the reverse recapitalization:
Current assets (excluding cash and cash equivalents)	-	(531)
Current liabilities	-	38
Reverse recapitalization effect on equity	-	506
Cash acquired in connection with reverse recapitalization transaction	-	13

The accompanying notes are an integral part of the consolidated financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 1:- GENERAL

a.

Raphael Pharmaceutical Inc (formerly Easy Energy, Inc.) (the "Company") was incorporated under the laws of the State of Nevada on May 17, 2007. The Company is headquartered in Tel Aviv-Jaffa, Israel. From April 1, 2011 until December 31, 2019, the Company was not active.

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

The Share Exchange was accounted for as a reverse recapitalization which is outside the scope ASC 805, "Business Combinations" (“ASC 805”), as the Company, the legal acquirer, is considered a non-operating public shell, and is therefore not a business as defined in ASC 805. As the shareholders of Raphael received the largest ownership interest in the Company, Raphael was determined to be the “accounting acquirer” in the Share Exchange. As a result, the historical financial statements of the Company were replaced with the financial statement of Raphael for all periods presented.

Company’s common stock began public trading on the over the counter market in the U.S. in January 2023 under the symbol “RAPH”.

b.	Going concern and management plans

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, and raising capital. The Company is still in its development and pre-clinical stage and has not yet generated revenues. The extent of the Company's future operating losses and the timing of becoming profitable are uncertain. As of December 31, 2022, the Company's accumulated deficit was $6,025, the net loss for the year then ended was $3,358 and the net cash used in operating activities was $759.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 1:- GENERAL (Cont.)

The Company has funded its operations to date primarily through equity financing.

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

The carrying values of Company’s financial assets and liabilities, including cash and cash equivalents, other current assets, related parties, accounts payable and accrued expenses approximate their fair value due to the short-term maturity of these instruments.

f.	Research and development expenses:

Research and development expenses are charged to the statements of comprehensive loss as incurred.

g.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. ASC 740 prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized. As of December 31, 2022, and 2021, the Company had a full valuation allowance on its deferred tax assets.

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

The net loss per share and the weighted average number of shares used in computing basic and diluted net loss per share is as follows:

	For the Year Ended December 31,
	2022	2021
Numerator:
Net loss applicable to common stockholders	$(3,358)	$(1,624)

Denominator:
Number of shares of common stock used in computing basic and diluted net loss per share	14,341,518	11,171,704
Net loss of shares of common, basic and diluted	$(0.23)	$(0.14)

i.	Leases

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

Effective January 2019, the Company adopted the new lease accounting standard. The Company elected to apply the practical expedients permitted under the transition guidance within the new standard. As such, there was no impact on the Company's financial statements as a result of adopting ASU 2016-02. See note 6a for more details.

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

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Under this guidance, an entity would recognize an allowance for credit losses equal to its estimate of expected credit losses on financial assets measured at amortized cost. In November 2019, the FASB extended the effective date of ASU 2016-13 for smaller reporting companies. As a result, ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022, with early adoption permitted. The standard did not have a significant impact on the Company’s consolidated financial statements.

In May 2021, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”). The guidance is effective for the Company on January 1, 2022. The standard did not have a significant impact on the Company’s consolidated financial statements.

NOTE 3:- OTHER CURRENT ASSETS

	As of December 31,
	2022	2021

Receivables from governmental authorities	$38	$92
Prepaid expenses	5	177

	$43	$269

NOTE 4:- OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	As of December 31,
	2022	2021

Account payables	$72	$107
Accrued expenses	152	165

	$224	$272

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 5:- CONTINGENT LIABILITIES AND COMMITMENTS

a.	Lease commitments:

Starting February 1, 2022, the Company began renting its offices from a third party for a rental monthly fee of approximately $1 per month. The rent period is for a period of one month which renews on a monthly basis.

The Company elected to apply the practical expedients permitted under the transition guidance within the new standard, and the Company also elected not to apply the recognition requirements in the lease standard to short-term leases (less than 12 months) as of the adoption date. As such, there was no impact on the Company's financial statements as a result of adopting ASU 2016-02.

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

As of December 31, 2022 the Company paid $1.15 million and in the first quarter of 2023 the Company paid the remaining $0.25 million.

In October 2022, the Company and Rambam signed an appendix to the Research Agreement, according to which the objective of the new study will be to identify a novel cannabinoid based patentable formulation to treat Rheumatoid diseases. Total cost of the new study will be $800 + $160 (overhead) + VAT (which consist of $700 + VAT pre-clinical lab research cost, $120 + VAT Mouse model for systemic inflammation and $140 + VAT Mouse model for Rheumatoid Arthritis). The Company’s payments will be according to the payment schedule stipulated in the appendix and will begin in May 2023.

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

In February 2023 the Company and Wolc signed an appendix to the agreement, refer to Note 11d.

d.	Consulting agreement executive officers:

On July 5, 2022 the Company singed several agreements with it’s executive officers:

●	Service agreement with Chief Executive Officer– the Company entered into an agreement with Sheffa Enterprises Inc, a company wholly owned by the Company's Chief Executive Officer ("CEO"). According to the terms of the agreement, the CEO will provide services to the Company until December 31, 2024 ("termination date"). The fees for his services will be $20 per month starting January 2023 (until January 2023, the fee will remain to be $10 according to a consultant agreement dated June 2019). In addition, the CEO was granted with 1,000,000 warrants to purchase common stock at an exercise price of $1.12 per share. The warrants exercisable until December 31, 2025. Furthermore, the Company may terminate the agreement prior to the termination date by providing 120 days’ advance written notice and paying the CEO a termination fee equal to the lesser of $360 or the monthly fee agreed, for the remaining term of the agreement.

●	Service agreement with Chief Financial Officer– The services will consist of financial services, legal advice and serve as a director of the Company. Base compensation will be $12 starting January 2023 (between July 2022 and January 2023 the base compensation will be $6). In addition, the CFO was granted with 1,000,000 shares of common stock at no cost and 1,000,000 warrants to purchase common stock at an exercise price of $1 per share. The warrants exercisable until December 31, 2025. The agreement is in place until December 31, 2024 (“termination date”). Furthermore, the Company may terminate the agreement prior to the termination date by providing 120 days’ advance written notice and paying the CFO a termination fee equal to the lesser of $120 or the monthly fee agreed, for the remaining term of the agreement.

●	Consulting agreement with the Chief Technology Officer - the Company entered into an amendment agreement with its Chief Technology Officer (“CTO”). The fees for his services will be $9 per month with the last payment being due and payable on December 31, 2022. According to the terms of the agreement, the CTO will provide consulting services to the Company until December 31, 2023 ("termination date"). In addition, the CTO was granted with 990,000 warrants to purchase common stock at an exercise price of $0.01 per share. The warrants exercisable until July 5, 2024.

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

NOTE 7:- STOCKOLDERS’ EQUITY

a.	Between January and September 2021, the Company raised $578 (net of issuance expenses of $52) and issued 1,632,509 shares of common stock. An amount of $160 was received before the Share Exchange (see Note 1a) and an amount of $470 was received after the Share Exchange.

b.	On May 14, 2021, the Company, completed a Share Exchange pursuant to which the Company issued 9,459,253 common stock to the shareholders of Raphael, and the shareholders of Raphael became the holders of 90% of the issued and outstanding common stock of the Company while the Company’s shareholders hold, immediately following the Share Exchange, 1,051,028 common stock, which represents 10% of the Company (see also Note 1a).

c.	In October through December 2021, the Company raised $820 and issued 715,250 shares of common stock and 441,000 warrants to purchase common stock in private placement. The warrants are exercisable at an exercise price of $1.12-$1.25 per share into common stock and expire in November and December 2022. As part of the fund raising, the Company issued 112,500 common stock to certain third parties as a finder fee. As such, an amount of $102 was recorded as non cash issuance costs.

d.	On March 2, 2022, the Company raised $10 and issued 50,000 shares of common stock and 30,000 warrants to purchase common stock at an exercise price of $1.25 per share to certain investors of the Company. The warrants were classified as equity and are exercisable until February 28, 2023.

e.	On March 15, 2022, the Company issued 270,000 shares of common stock and 180,000 warrants to purchase common stock at an exercise price of $1.13 per share to Company’s service provider in consideration of past services at the amount of $150. The warrants were classified as equity and are exercisable until December 31, 2023.

f.	On April 28, 2022, the Company signed an agreement to raise $50 and to issue 300,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $0.7 per share to certain investor of the Company. The warrants are exercisable until April 30, 2024.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 7:- STOCKOLDERS’ EQUITY (Cont.)

g.	On April 28, 2022 the Company and a certain investor signed a finder fee agreement according to which the Company will issue to the investor 70,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $0.5 per share. The warrants will be exercisable until April 30, 2024. The agreement will become effective once the investor will provide the Company with an equity investment of $550. The shares were issued following May 2022 investment. The value of the shares issued was based on the value of the service provided and amounted to $70 which was recorded as issuance cost.

h.	On May 2, 2022, the Company signed several agreements to raise $250 and to issue 250,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.13 per share to certain investors of the Company. The warrants are exercisable until April 30, 2024.

In addition, it was agreed that the Company will issue 250,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.13 per share to a certain investor in consideration of additional $250 if the Company’s stock will be publicly traded on the OTC market prior to August 15, 2022. The additional warrants once issued will be exercisable for 2 years. In January 2023 the investor exercised his option for additional investment, refer to Note 11c.

i.	On June 27, 2022, the Company signed an agreement to raise $50 and to issue 35,000 shares of common stock to certain investor of the Company.

j.	On June 30, 2022, the Company issued 280,000 shares of common stock and 105,000 warrants to purchase common stock at an exercise price of $1.12 per share to Company’s former director for his services. The warrants will be exercisable until June 30, 2024. The value of the shares and warrants issued was based on the value of the service provided and amounted to $290.

k.	On July 27, 2022, the Company issued 1,000,000 shares of common stock and 1,000,000 warrants to Company’s CFO, refer to Note 6d. In addition, the Company issued 2,201,000 warrants to Company’s executive officers and directors pursuant a consultant agreement, refer to Note 6d. The value of the shares and warrants issued was based on the value of the service provided and amounted to $1,800.

l.	On July 27, 2022, the Company issued 100,500 shares of common stock to Wolc in connection with the services agreement dated October 2020. The value of the shares issued was based on the value of the service provided and amounted to $100.

m.	On September 8, 2022, the Company issued 56,000 shares of common stock to certain investor of the Company pursuant to a share purchase agreement for total consideration of $63.

n.	On September 8, 2022, the Company issued 102,000 shares of common stock to certain service provider of the Company pursuant to consultant agreement. The value of the shares issued was based on the value of the service provided and amounted to $100.

o.	On October 21, 2022, the Company signed an agreement to raise $50 and to issue 50,000 shares of common stock and 50,000 warrants to purchase common stock at an exercise price of $1.4 per share to certain investor of the Company. The warrants are exercisable until September 30, 2024. The shares of common stock were issued on October 26, 2022.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 7:- STOCKOLDERS’ EQUITY (Cont.)

p.	On October 26, 2022, the Company issued 90,000 shares of common stock to certain investor of the Company pursuant to an exercise of 90,000 warrants for total consideration of approximately $100.

q.	On November 4, 2022, the Company signed an agreement to raise $100 and to issue 80,000 shares of common stock and 20,000 warrants to purchase common stock at an exercise price of $1.5 per share to certain investor of the Company. The warrants are exercisable until September 30, 2023. The shares of common stock were issued on January 10, 2023.

r.	In December 2022, the Company signed an agreement to raise $20 and to issue 15,750 shares of common stock and 47,250 warrants to purchase common stock at an exercise price of $1.25 per share to certain investor of the Company. The warrants are exercisable until December 31, 2024. The shares of common stock were issued on January 10, 2023.

s.	In December 2022, the Company signed an agreement to raise $200 and to issue 160,000 shares of common stock and 40,000 warrants to purchase common stock at an exercise price of $1.5 per share to certain investor of the Company. The warrants are exercisable until December 31, 2023. The shares of common stock were issued on January 10, 2023.

As of December 31, 2022, there were 4,461,250 warrants outstanding.

NOTE 8:- RELATED PARTIES BALANCES AND TRANSACTIONS

A.	Balances

The following related party payables are included in accounts payable and accrued expenses.

	As of December 31,
	2022	2021
Payables to related party - Officers (*)	3	22
	3	22
(*)	Relates to Chief Executive Officer’s and Chief Financial Officer’s services

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 8:- RELATED PARTIES BALANCES AND TRANSACTIONS (Cons.)

B.	Transactions

	Year ended December 31,
	2022	2021
Consulting services (*)	113	120
CFO fee (**)	72	75
CTO fee	105	115
Directors’ fee	17	36
Shares based compensation (***)	2,090	-
	2,397	346

(*)	Including salary expenses to Company’s CEO and Chief Financial Officer. For further details on the consulting agreement with Company’s CEO, refer to Note 6d.
(**)	Including legal services provided to Company’s subsidiary by Company’s Chief Financial Officer with respect to an agreement between the Company and its Chief Financial Officer.
(***)	Including share based compensation expenses of $250 to Company’s CEO, $1,000 to Company’s Chief Financial Officer, $500 to Company’s Chief Technology Officer and Director, $50 to Company’s current director and $290 to Company’s former director, refer to Notes 6d and 7k.

NOTE 9:- TAXES ON INCOME

Income tax rates applicable to the Company in 2021 and 2020 was 21%.

b.	Foreign income tax:

1.	Income tax rates:

Presented hereunder are the income tax rates relevant to the Company’s Israeli subsidiary

2021 - 23%
2020 - 23%

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 9:- TAXES ON INCOME (Cont.)

2.

As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards of approximately $XX available to reduce future taxable income. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Losses from 2018 and forward that can only offset 80% of taxable income in a future year.

The Company’s Israeli subsidiary have estimated total available carryforward operating tax losses for Israeli income tax purposes of approximately $XX as of December 31, 2022.

c.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of December 31,
	2022		2021
Deferred tax assets:
Net operating loss carry forward	$		$5,746

Deferred tax asset before valuation allowance			1,243
Valuation allowance			(1,243)

Net deferred tax asset		$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance as of December 31, 2022 and 2021.

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

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 9:- TAXES ON INCOME (Cont.)

	Year ended December 31,
	2022	2021

Net loss, as reported in the consolidated statements of comprehensive loss	$3,358	$1,624
Statutory tax rate	21%	21%
Computed “expected” tax income	705	341
Valuation allowance	(705)	(341)

Taxes on income	$-	$-

NOTE 10:- SELECTED STATEMENTS OF COMPREHENSIVE LOSS DATA

a.	Research and development expenses:

	For the Year Ended December 31
	2022	2021

Subcontractors and consultants	$551	$765
Share based compensation	600	-
Laboratory services	27	11

	$1,178	$776

b.	General and administrative expenses:

	For the Year Ended December 31
	2022	2021

Professional services	$289	$697
Share based compensation	1,690	-
Consulting services	113	120
Rent and office maintenance	9	31
Others	38	5

	$2,139	$853

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 10:- SELECTED STATEMENTS OF COMPREHENSIVE LOSS DATA (Cont.)

c.	Financial expenses, net:

	For the Year Ended December 31
	2022	2021

Bank fees	$3	$2
Exchange rate differences	38	(7)
Total financial expenses, net	$41	$(5)

NOTE 11:- SUBSEQUENT EVENTS

a.	In January 2023, the Company issued 255,750 shares of common stock following certain share purchase agreements dated November and December 2022.

b.	On December 30, 2022, the Company signed an agreement to raise $7.5 and to issue 6,000 shares of common stock and 18,000 warrants to purchase common stock at an exercise price of $1.25 per share to certain investor of the Company. The warrants are exercisable until February 28, 2024. The investment above and share issuance took place in January 2023.

c.	On January 8, 2023, certain investor of the Company and the Company signed an agreement to raise $250 and to issue 250,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.13 per share following the exercise of an option for additional investment (refer to Note 7h). The warrants are exercisable until April 30, 2024.

d.	In February 2023, the Company and Wolc signed an appendix to the research agreement, according to which the parties agreed that Wolc provided to the Company 12 out of 15 liters of CBD oil, from a strain of cannabis and the Company will transfer to Wolc the remaining stock per research agreement. In addition, Wolc will transfer the remaining 3 liters of CBD oil to the Company upon Company’s request.

(b) Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

3.2	Bylaws (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

4.1	Description of Securities (incorporated by reference from our Annual Report on Form 10-K filed March 30, 2022).

10.1	Share Exchange Agreement by and between Easy Energy, Inc. and Raphael Pharmaceutical Ltd. (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

10.2	Contractual Agreement between Raphael Pharmaceutical Ltd. and Way of Life Cannabis Ltd. (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

10.3	Sponsored Research Agreement with Rambam Med-Tech Ltd. (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

21.1	List of Subsidiaries of the Company (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehnesive Loss, (iii) the Statements of Changes in Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.**

104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPHAEL PHARMACEUTICAL INC.

Date: March 24, 2023	By:	/s/ Shlomo Pilo
Shlomo Pilo Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Guy Ofir
Guy Ofir
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2023	By:	/s/ Shlomo Pilo
Shlomo Pilo
Chief Executive Officer (Principal Executive Officer)

Date: March 24, 2023	By:	/s/ Guy Ofir
Guy Ofir
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 24, 2023	By:	/s/ Yehuda Eliya
Yehuda Eliya
Director

Date: March 24, 2023	By:	/s/ Igal Louria Hayon
Igal Louria Hayon
Chief Technology Officer and Director