Form 10-Q
period 2023-03-31
Raphael Pharmaceutical Inc.
filed 2023-05-15
CIK 1415397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 15, 2023: 16,084,168

i

Item 1. Financial Statements

RAPHAEL PHARMACEUTICAL INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

UNAUDITED

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - -

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

U.S dollars in thousands (except for share and per share data)

	As of March 31,	As of December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$38	$288
Other current assets	111	43

Total current assets	149	331

Fixed assets, net	1	2

Total assets	$150	$333

Liabilities and stockholders’ equity

Current liabilities:
Other account payables and accrued expenses	147	224
Payable to related party	12	3

Total current liabilities	159	227

Stockholders’ equity (deficit):
Common stock, $0.01 par value:

Authorized: 21,020,560 shares at March 31, 2023 and December 31, 2022;

Issued and outstanding: 16,002,790 and 15,624,040 at March 31, 2023 and December 31, 2022, respectively;	160	157
Additional paid-in capital	6,120	5,974
Accumulated deficit	(6,289)	(6,025)

Total stockholders’ equity (deficit)	(9)	106

Total liabilities and stockholders’ equity (deficit)	$150	$333

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

U.S dollars in thousands (except for share and per share data)

	Three months ended March 31,
	2023	2022
	Unaudited

Research and development expenses	$114	$86

General and administrative expenses	144	89

Operating loss	258	175

Total financial expense	6	10

Net loss	$264	$185

Basic and diluted net loss per share	$0.02	$0.01

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	15,964,489	13,035,371

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2023	15,624,040	$157	$5,974	$(6,025)	$106

Issuance of common stock and warrants	378,750	3	146	-	149

Net loss	-	-	-	(264)	(264)

Balance as of March 31, 2023	16,002,790	$160	$6,120	$(6,289)	$(9)

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2022	12,970,540	$130	$2,666	$(2,668)	$128

Issuance of common stock and warrants	320,000	3	157	-	160

Net loss	-	-	-	(185)	(185)

Balance as of March 31, 2022	13,290,540	$133	$2,823	$(2,853)	$103

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S dollars in thousands (except for share and per share data)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities

Net loss	$(264)	$(185)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1	-

Changes in:
Other current assets	(68)	170
Account payables and related party	(68)	(67)

Net cash used in operating activities	(399)	(82)

Cash flows from financing activities

Issuance of common stock and warrants	149	10

Net cash provided by financing activities	149	10

Change in cash and cash equivalents	(250)	(72)
Cash and cash equivalents at the beginning of the period	288	153

Cash and cash equivalents at the end of the period	$38	$81

Non cash supplement
Issuance of common stock and warrants	$-	150

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

Company’s common stock began public trading on the over-the-counter market in the U.S. in January 2023 under the symbol “RAPH”.

b.	Going concern and management plans

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, and raising capital. The Company is still in its development and clinical stage and has not yet generated revenues. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of March 31, 2023, the Company’s accumulated deficit was $6,289. The Company has funded its operations to date primarily through equity financing and the issuance of a loan.  Additional funding will be required to complete the Company’s research and development and clinical trials, to attain regulatory approvals, to begin the commercialization efforts of the Company’s product and to achieve a level of sales adequate to support the Company’s cost structure.

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

These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2022. The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2022, are applied consistently in these interim financial statements.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

NOTE 4:-	SHAREHOLDERS’ EQUITY

a.	In January 2023, the Company issued 255,750 shares of common stock following certain share purchase agreements dated November and December 2022.

b.	On December 30, 2022, the Company signed an agreement to raise $7.5 and to issue 6,000 shares of common stock and 18,000 warrants to purchase common stock at an exercise price of $1.25 per share to certain investor of the Company. The warrants are exercisable until February 28, 2024. The investment above and share issuance took place in January 2023.

c.	On January 8, 2023, certain investor of the Company and the Company signed an agreement to raise $250 and to issue 250,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.13 per share following the exercise of an option for additional investment. The warrants are exercisable until April 30, 2024. In January 2023, the investor and the Company agreed on $117 out of the $250 investment. As a result, the Company received $117 and issued 117,000 shares of common stock and the issuance of 100,000 warrants to purchase common stock of the Company were cancelled.

d.	On March 27, 2023, certain investor of the Company and the Company signed an agreement to raise $25 and to issue 25,000 shares of common stock. The shares were issued in April 2023.

NOTE 5:-	SUBSEQUENT EVENTS

In April 2023, the Company signed an agreement to raise $40 and to issue 36,378 shares of common stock.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws, which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

Overview

We are a pharmaceutical drug research and development company focused on the discovery and clinical development of life-improving drug therapies based on full spectrum cannabis oil or purified cannabinoids, or CBD. Unless indicated otherwise, we plan on using oil derived from CBD strains with low levels of Tetrahydrocannabinol, or THC. All references to the use of CBD in our product candidates refer to CBD strains with less than 0.3% of THC.

We are currently in the pre-clinical development stage for our lead product candidate, our RA product candidate for the treatment of RA. In addition, we are aiming to develop a pharmaceutical drug product for the treatment of hyperinflammatory syndrome and lung inflammation related to COVID-19. At Rambam Health Care Campus, or Rambam Hospital, we have successfully completed preclinical studies on human-derived immune cells and mouse models for both the COVID-19 and RA products.

On February 9, 2022, we filed an application for a clinical trial with the Medical Cannabis Unit of the Ministry of Health of Israel, or MOH. On February 16, 2022 we submitted an application with the Helsinki Committee at Rambam Hospital for a clinical trial in COVID-19 patients. On March 27, 2023, the Israel Ministry of Health, or MOH, accepted our proposal for a clinical trial aimed at preventing the deterioration of hospitalized COVID-19 patients. We will commence the clinical trial during 2023. We plan to submit a human trial application in 2023 to conduct a proof-of-concept experiment for our RA product

Our vision is to become a leading company in the development of purified cannabinoids and full-spectrum CBD oil-based pharmaceutical drugs. We strive to apply our expertise to address the unmet medical needs of patients suffering from various disorders, particularly those associated with inflammation, such as RA and COVID-19.

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

Initially, we intend to obtain approvals for our product candidates from the FDA and the Medical Cannabis Unit of the Israeli Ministry of Health, or MOH. Upon obtaining FDA approvals, or in the event that we are not successful in obtaining such approvals, we intend to apply for EMA and other countries’ governmental regulatory agencies approvals for our product candidates. If we are successful in obtaining FDA approvals for our product candidates, we intend to enter into royalty agreements with good manufacturing practice, or GMP, approved medical manufactures and distributors, having them using our medical formulas for the purpose of growing, cultivating, manufacturing, and distributing Raphael Pharmaceutical medical indications in their designated territories.

Critical Accounting Policies

Our financial statements are prepared in accordance with US GAAP. There are no critical accounting estimates for the years ended December 31, 2022 and 2021. Also, please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies.

Results of Operations

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Revenues. We had no revenues during the three months ended March 31, 2023 and March 31, 2022.

Research and Development Expenses. Our research and development expenses totaled $114,000 for the three months ended March 31, 2023, representing a increase of $28,000, or 33%, compared to $86,000 for the three months ended March 31, 2022. The increase was primarily attributable to additional payment to Way of Life Cannabis Ltd. for the extraction of the full spectrum CBD oil, development of the medical formula and the placebo for the clinical trial in COVID-19 patients.

General and Administrative Expenses. Our general and administrative expenses totaled $144,000 for the three months ended March 31, 2023, representing an increase of $55,000, or 62%, compared to $89,000 for the three months ended March 31, 2022. The increase was primarily due to fees paid to our Chief Financial Officer whose service agreement started in July 2022.

Operating Loss. Our operating loss totaled $258,000 for the three months ended March 31, 2023, representing an increase of $83,000, or 47%, compared to $175,000 for the three months ended March 31, 2022.

Financial Expense. We recognized financial expense of $6,000 for the three months ended March 31, 2023, representing a decrease of $4,000, or 40%, compared to financial expense of $10,000 for the three months ended March 31, 2022. The decrease was primarily due to a decrease in exchange rate differences.

Net Loss. As a result of the foregoing, our net loss totaled $264,000 for the three months ended March 31, 2023, representing an increase of 79,000, or 43%, compared to $185,000 for the three months ended March 31, 2022.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through our founder’s capital and capital received from Easy Energy. As of March 31, 2023, we had $38,000 in cash and cash equivalents, and have invested most of our available cash funds in ongoing cash accounts.

Net cash used in operating activities was $399,000 for the three months period ended March 31, 2023, compared with net cash used in operating activities of $82,000 for the corresponding period in 2022. The $317,000 increase in the net cash used in operating activities during the three months period ended March 31, 2023, compared to the same period in 2022, was primarily the result of an increase in pre-clinical trial expenses.

Net cash used in investing activities for the three months period ended March 31, 2023 and for the same period in 2021 was zero.

Net cash provided by financing activities for the three months period ended March 31, 2023 was $149,000 compared to $10,000 for the same period in 2022. The increase in net cash provided by financing activities during the three months period ended March 31, 20223 compared to the corresponding period in 2022 was mainly due to an increase in the issuance of common stock and warrants.

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

As of March 31, 2023, the Company has made four of the four equal payments due pursuant to the Research Agreement, for a total amount of $1.4 million.

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

As of March 31, 2023, our cash and cash equivalents were $38,000. We believe that our existing cash and cash equivalents will not be sufficient to fund our projected cash requirements through June 2023. Therefore, we will require significant additional financing in the near future to fund our operations. We currently anticipate that we will require approximately $600 thousand for research and development activities over the course of the next 12 months. We also anticipate that we will require approximately $1.4 million for capital expenditures over such 12-month period, which consists primarily of expenditures for clinical trials and general Company operating costs.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2023, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K filed with the SEC on March 24, 2023.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 24, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below are the sales of all securities by the Company in the three months ended March 31, 2023, which were not registered under the Securities Act of 1933, as amended, or the Securities Act. The Company believes that each of such issuances was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Regulation S under the Securities Act.

In January 2023, we issued 255,750 shares of common stock following certain share purchase agreements dated November and December 2022.

On December 30, 2022, we signed an agreement with certain investors of the Company to raise $7,500 and to issue 6,000 shares of common stock and 18,000 warrants to purchase common stock at an exercise price of $1.25 per share. The warrants are exercisable until February 28, 2024. The share issuance took place in January 2023.

On January 8, 2023, we signed an agreement with a certain investor of the Company to raise $250,000 and to issue 250,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.13 per share following the exercise of an option for additional investment. The warrants are exercisable until April 30, 2024. In January 2023, we agreed with the investor to amend the agreement such that the size of the investment would be reduced to $117,000 instead of $250,000. As a result, we raised $117,000 and issued 117,000 shares of common stock, and the issuance of 100,000 warrants to purchase common stock was cancelled.

On March 27, 2023, we signed an agreement with certain investors of the Company to raise $25,000 and to issue 25,000 shares of common stock. The shares were issued in April 2023.

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

RAPHAEL PHARMACEUTICAL INC.

Date: May 15, 2023	By:	/s/ Shlomo Pilo
	Name:	Shlomo Pilo
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Guy Ofir
	Name:	Guy Ofir
	Title:	Chief Financial Officer (Principal Financial Officer)