Form 10-K/A
period 2022-12-31
Raphael Pharmaceutical Inc.
filed 2023-05-25
CIK 1415397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter the registrant did not have any publicly traded securities.

As of May 25, 2023, there were 16,135,790 shares of common stock, par value $0.01, or Common Stock, of the registrant issued and outstanding.

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

Raphael Pharmaceutics Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 24, 2023 (the “Original Filing”), for the sole purpose of amending and restating the disclosure provided in Item 9 of Part II and including the audit letter of Brightman Almagor Zohar & Co., a firm in the Deloitte global network (the “Former Auditor”), in Item 15 of Part IV, which were inadvertently omitted from the Original Filing.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been re-executed as of the date of, and are re-filed as part of, this Amendment as Exhibits 12.1, 12.2, 13.1 and 13.2.

Other than expressly set forth herein, this Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update any of the other disclosures contained therein in any way.

i

PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously disclosed by the Company on a Form 8-K filed with the Securities and Exchange Commission on July 7, 2022, on July 5, 2022, the board of directors of the Company dismissed Brightman Almagor Zohar & Co., a firm in the Deloitte global network (the “Former Auditor”), as the Company’s independent registered public accounting firm, effective July 5, 2022.

Except for an explanatory paragraph in the Former Auditor’s audit report regarding substantial doubt about the Company’s ability to continue as a going concern, the audit reports of the Former Auditor on the Company’s financial statements for the fiscal years ended December 31, 2021 and 2020 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2021 and 2020, and the subsequent interim period through July 5, 2022, there were (i) no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the subject matter of the disagreement in its reports on the Company’s financial statements and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions).

The Company provided the Former Auditor with a copy of the foregoing disclosures and requested that the Former Auditor furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made herein and, if not, stating the respects in which it does not agree. A copy of the letter provided by the Former Auditor, dated July 7, 2022, is filed as Exhibit 16.1 to our Form 8-K filed on July 7, 2022.

On July 5, 2022, the board of directors of the Company approved the engagement of Weinstein International. C.P.A. (the “New Auditor”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022, effective upon the effectiveness of the dismissal of the Former Auditor. During the fiscal years ended December 31, 2021 and 2020, and the subsequent interim period through July 5, 2022, neither the Company, nor anyone on its behalf, consulted the New Auditor regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by the New Auditor that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

1

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

2

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

A Member Of The
www.dwacc.com	International Accounting Group

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

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S dollars in thousands (except for share and per share data)

	Note	As of December 31,
		2022	2021

Assets
Current assets:
Cash and cash equivalents		$288	$153
Other current assets	3	43	269

Total current assets		331	422

Non-Current assets:

Fixed asset, net		2	-

Total assets		$333	$422

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Other accounts payable and accrued expenses	4	224	272
Payable to related party		3	22

Total current liabilities		227	294

Stockholders’ equity (deficit):

Common stock, $0.01 par value:

Authorized: 21,020,560 shares;

Issued and outstanding: 15,624,040 and 12,970,540 as of December 31, 2022 and December 31, 2021, respectively		157	130
Additional paid-in capital		5,975	2,665
Accumulated deficit		(6,026)	(2,667)

Total stockholders’ equity		106	128

Total liabilities and stockholders’ equity		$333	$422

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S dollars in thousands (except for share and per share data)

	Note	For the year ended December 31,
		2022	2021
Research and development expenses	10a	$1,178	$776

General and administrative expenses	10b	2,139	853

Operating loss		3,317	1,629

Total financial expense, net	10c	41	(4)

Net loss and comprehensive loss		3,358	1,625

Basic and diluted net loss per share		0.23	0.15

Weighted average number of common shares used in computing basic and diluted net loss per share		14,341,518	11,171,704

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES STOCKHOLDERS’ IN EQUITY (DEFICIT)

U.S dollars in thousands (except for share and per share data)

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2022	12,970,540	$130	$2,666	$(2,668)	$128

Issuance of common stock and warrants	831,000	8	885	-	893

Issuance of common stock in exchange for services	1,822,500	19	2,424	-	2,443

Net loss	-	-	-	(3,358)	(3,358)

Balance as of December 31, 2022	15,624,040	$157	$5,975	$(6,026)	$106

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2021 (**)	9,459,253	$95	$905	$(1,043)	$(43)

Issuance of common stock and warrants	2,460,259	25	1,265	-	1,290

Effect of reverse recapitalization transaction (Notes 1a and 7b)	1,051,028	10	496	-	506

Net loss	-	-	-	(1,625)	(1,625)

Balance as of December 31, 2021	12,970,540	$130	$2,666	$(2,668)	$128

(*)	Represents amount less than $1

(**)	Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction and to reflect adjustment to the share par value (refer to Note 1a).

The accompanying notes are an integral part of the consolidated financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S dollars in thousands (except for share and per share data)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities

Net loss	$(3,358)	$(1,625)
Adjustments to reconcile net loss to net cash used in operating activities:

Share-based payment in exchange for services	2,290	-
Changes in:
Other current assets	226	(41)
Related parties	(19)	13
Other accounts payables and accrued expenses	102	234

Net cash used in operating activities	(759)	(1,419)

Cash flows from investing activities

Purchase of fixed assets	(2)	-

Net cash provided by investing activities	(2)	-

Cash flows from financing activities

Receipt of a loan	-	174
Proceeds from issuance of common stock and warrants	896	1,290
Cash acquired in the reverse recapitalization (*)	-	13
Net cash provided by financing activities	896	1,477

Change in cash and cash equivalents	135	58
Cash and cash equivalents at the beginning of the year	153	95

Cash and cash equivalents at the end of the year	$288	$153

Non cash supplement
Issuance of shares for past services (Note 7e)	$150	$-
Non cash issuance costs (Note 7g)	$70	$102

(*) Cash acquired in the reverse recapitalization:
Current assets (excluding cash and cash equivalents)	-	(531)
Current liabilities	-	38
Reverse recapitalization effect on equity	-	506
Cash acquired in connection with reverse recapitalization transaction	-	13

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

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, and raising capital. The Company is still in its development and pre-clinical stage and has not yet generated revenues. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of December 31, 2022, the Company’s accumulated deficit was $6,026, the net loss for the year then ended was $3,358 and the net cash used in operating activities was $759.

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

The net loss per share and the weighted average number of shares used in computing basic and diluted net loss per share is as follows:

	For the Year Ended December 31,
	2022	2021
Numerator:
Net loss applicable to common stockholders	$(3,358)	$(1,625)

Denominator:
Number of shares of common stock used in computing basic and diluted net loss per share	14,341,518	11,171,704
Net loss of shares of common, basic and diluted	$(0.23)	$(0.15)

i.	Leases

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

NOTE 5:- CONTINGENT LIABILITIES AND COMMITMENTS (Cont.)

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

NOTE 5:- CONTINGENT LIABILITIES AND COMMITMENTS (Cont.)

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

NOTE 6:- STOCKHOLDERS’ EQUITY

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

NOTE 6:- STOCKHOLDERS’ EQUITY (Cont.)

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

NOTE 6:- STOCKHOLDERS’ EQUITY (Cont.)

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

NOTE 7:- RELATED PARTIES BALANCES AND TRANSACTIONS

A.	Balances

The following related party payables are included in accounts payable and accrued expenses.

	As of December 31,
	2022	2021
Payables to related party - Officers (*)	3	22
	3	22

(*)	Relates to Chief Executive Officer’s and Chief Financial Officer’s services

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 7:- RELATED PARTIES BALANCES AND TRANSACTIONS (Cont.)

B.	Transactions

	Year ended December 31,
	2022	2021
Consulting services (*)	113	120
Legal fee (**)	72	75
	185	195

(*)	Including salary expenses to Company’s CEO. For further details on the consulting agreement with Company’s CEO, refer to Note 6d.

(**)	Including legal services provided to Company’s subsidiary by Company’s Chief Financial Officer with respect to an agreement between the Company and its Chief Financial Officer.

(***)	During 2022, Company’s Chief Technology Officer fees and Directors’ fee were $105 and $17, respectively.

(****)	In 2022, the Company recorded share-based compensation expenses of $2,090, which includes $250 to Company’s CEO, $1,000 to Company’s Chief Financial Officer, $500 to Company’s Chief Technology Officer and Director, $50 to Company’s current director and $290 to Company’s former director, refer to Notes 6d and 7k.

NOTE 8:- TAXES ON INCOME

Income tax rates applicable to the Company in 2021 and 2020 was 21%.

b.	Foreign income tax:

1.	Income tax rates:

Presented hereunder are the income tax rates relevant to the Company’s Israeli subsidiary

2021 - 23%
2020 - 23%

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 8:- TAXES ON INCOME (Cont.)

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

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 8:- TAXES ON INCOME (Cont.)

	Year ended December 31,
	2022	2021

Net loss, as reported in the consolidated statements of comprehensive loss	$3,358	$1,625
Statutory tax rate	21%	21%
Computed “expected” tax income	705	341
Valuation allowance	(705)	(341)

Taxes on income	$-	$-

NOTE 9:- SELECTED STATEMENTS OF COMPREHENSIVE LOSS DATA

a.	Research and development expenses:

	For the Year Ended December 31
	2022	2021

Subcontractors and consultants	$551	$765
Share based compensation	600	-
Laboratory services	27	11

	$1,178	$776

b.	General and administrative expenses:

	For the Year Ended December 31
	2022	2021

Professional services	$289	$697
Share based compensation	1,690	-
Consulting services	113	120
Rent and office maintenance	9	31
Others	38	5

	$2,139	$853

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 9:- SELECTED STATEMENTS OF COMPREHENSIVE LOSS DATA (Cont.)

c.	Financial expenses, net:

	For the Year Ended December 31
	2022	2021

Bank fees	$3	$2
Exchange rate differences	38	(6)
Total financial expenses, net	$41	$(4)

NOTE 10:- SUBSEQUENT EVENTS

a.	In January 2023, the Company issued 255,750 shares of common stock following certain share purchase agreements dated November and December 2022.

b.	On December 30, 2022, the Company signed an agreement to raise $7.5 and to issue 6,000 shares of common stock and 18,000 warrants to purchase common stock at an exercise price of $1.25 per share to certain investor of the Company. The warrants are exercisable until February 28, 2024. The investment above and share issuance took place in January 2023.

c.	On January 8, 2023, certain investor of the Company and the Company signed an agreement to raise $250 and to issue 250,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.13 per share following the exercise of an option for additional investment (refer to Note 7h). The warrants are exercisable until April 30, 2024.

d.	In February 2023, the Company and Wolc signed an appendix to the research agreement, according to which the parties agreed that Wolc provided to the Company 12 out of 15 liters of CBD oil, from a strain of cannabis and the Company will transfer to Wolc the remaining stock per research agreement. In addition, Wolc will transfer the remaining 3 liters of CBD oil to the Company upon Company’s request.

(b) Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

3.2	Bylaws (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

4.1	Description of Securities (incorporated by reference from our Annual Report on Form 10-K filed March 30, 2022).

10.1	Share Exchange Agreement by and between Easy Energy, Inc. and Raphael Pharmaceutical Ltd. (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

10.2	Contractual Agreement between Raphael Pharmaceutical Ltd. and Way of Life Cannabis Ltd. (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

10.3	Sponsored Research Agreement with Rambam Med-Tech Ltd. (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

21.1	List of Subsidiaries of the Company (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehnesive Loss, (iii) the Statements of Changes in Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.**

104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPHAEL PHARMACEUTICAL INC.

Date: May 25, 2023	By:	/s/ Shlomo Pilo
Shlomo Pilo Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Guy Ofir
Guy Ofir
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 25, 2023	By:	/s/ Shlomo Pilo
Shlomo Pilo
Chief Executive Officer (Principal Executive Officer)

Date: May 25, 2023	By:	/s/ Guy Ofir
Guy Ofir
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 25, 2023	By:	/s/ Yehuda Eliya
Yehuda Eliya
Director

Date: May 25, 2023	By:	/s/ Igal Louria Hayon
Igal Louria Hayon
Chief Technology Officer and Director

4