Form 10-Q
period 2023-06-30
Raphael Pharmaceutical Inc.
filed 2023-08-09
CIK 1415397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 9, 2023: 16,368,168.

i

Item 1. Financial Statements

RAPHAEL PHARMACEUTICAL INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

UNAUDITED

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - -

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

U.S dollars in thousands (except for share and per share data)

	As of June 30,	As of December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$111	$288
Other current assets	7	43

Total current assets	118	331

Fixed assets, net	1	2

Total assets	$119	$333

Liabilities and stockholders’ equity

Current liabilities:
Other account payables and accrued expenses	141	224
Payable to related party	39	3

Total current liabilities	180	227

Stockholders’ equity (deficit):
Common stock, $0.01 par value:

Authorized: 21,020,560 shares at June 30, 2023 and December 31, 2022;

Issued and outstanding: 16,368,168 and 15,624,040 at June 30, 2023 and December 31, 2022, respectively;	164	157
Additional paid-in capital	6,482	5,975
Accumulated deficit	(6,707)	(6,026)

Total stockholders’ equity (deficit)	(61)	106

Total liabilities and stockholders’ equity (deficit)	$119	$333

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

U.S dollars in thousands (except for share and per share data)

	Six months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022
	Unaudited		Unaudited

Research and development expenses	$407	$170	$293	$84

General and administrative expenses	270	617	126	528

Operating loss	677	787	419	612

Total financial expense	4	25	(2)	15

Net loss	681	812	417	627

Basic and diluted net loss per share	0.04	0.06	0.03	0.05

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	16,037,214	13,342,679	16,109,514	13,647,151

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2023	15,624,040	$157	$5,975	$(6,026)	$106

Issuance of common stock and warrants	378,750	3	146	-	149
Net loss	-	-	-	(264)	(264)

Balance as of March 31, 2023	16,002,790	$160	$6,121	$(6,290)	$(9)

Issuance of common stock and warrants	164,378	2	163	-	165
Issuance of common stock in exchange for services	201,000	2	198	-	200
Net loss	-	-	-	(417)	(417)

Balance as of June 30, 2023	16,368,168	164	$6,482	$(6,707)	$(61)

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2022	12,970,540	$130	$2,665	$(2,667)	$128

Issuance of common stock and warrants	320,000	3	157	-	161
Net loss	-	-	-	(185)	(185)

Balance as of March 31, 2022	13,290,540	$133	$2,822	$(2,852)	$103

Issuance of common stock and warrants	655,000	7	345	-	352
Issuance of common stock in exchange for services	280,000	3	287	-	290
Net loss	-	-	-	(627)	(627)

Balance as of June 30, 2022	14,225,540	143	$3,454	$(3,479)	$118

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S dollars in thousands (except for share and per share data)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities

Net loss	$(681)	$(812)
Adjustments to reconcile net loss to net cash used in operating activities:

Share-based payment in exchange for services	200	290
Depreciation	1	-

Changes in:
Other current assets	36	258
Account payables and related party	(170)	(66)

Net cash used in operating activities	(614)	(330)

Cash flows from financing activities

Issuance of common stock and warrants	314	312
Advance payment on account of shares	123	-
Net cash provided by financing activities	437	312

Change in cash and cash equivalents	(177)	(18)
Cash and cash equivalents at the beginning of the period	288	153

Cash and cash equivalents at the end of the period	$111	$135

(*)	less than 1 thousand.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

NOTE 1:-	GENERAL

a.

Raphael Pharmaceutical Inc. (formerly Easy Energy, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on May 17, 2007. The Company is headquartered in Tel Aviv-Jaffa, Israel. From April 1, 2011 until December 31, 2019, the Company was not active.

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

On May 14, 2021, Raphael and the Company completed the Share Exchange pursuant to which 9,459,253 shares of common stock were issued to the shareholders of Raphael so that they became the holders of 90% of the issued and outstanding shares of common stock of the Company immediately after the Share Exchange while the Company’s shareholders held, following the Share Exchange, 1,051,028 shares of common stock which represents 10% of the Company. On May 19, 2021, as agreed by the parties to the Share Exchange, the Company changed its name to Raphael Pharmaceutical Inc. Following such Share Exchange, Raphael’s activities are the sole activities of the Company.

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

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, and raising capital. The Company is still in its development and clinical stage and has not yet generated revenues. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of June 30, 2023, the Company’s accumulated deficit was $6,706. The Company has funded its operations to date primarily through equity financing and the issuance of a loan.  Additional funding will be required to complete the Company’s research and development and clinical trials, to attain regulatory approvals, to begin the commercialization efforts of the Company’s product and to achieve a level of sales adequate to support the Company’s cost structure.

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

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

NOTE 4:-	SHAREHOLDERS’ EQUITY

a.	In January 2023, the Company issued 255,750 shares of common stock following certain share purchase agreements dated November and December 2022.

b.	On December 30, 2022, the Company signed an agreement to raise $7.5 and to issue 6,000 shares of common stock and 18,000 warrants to purchase common stock at an exercise price of $1.25 per share to certain investor of the Company. The warrants are exercisable until February 28, 2024. The investment above and share issuance took place in January 2023.

c.	On January 8, 2023, certain investor of the Company and the Company signed an agreement to raise $250 and to issue 250,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.13 per share following the exercise of an option for additional investment. The warrants are exercisable until April 30, 2024. In January 2023, the investor and the Company agreed on $117 out of the $250 investment. As a result, the Company received $117 and issued 117,000 shares of common stock and the issuance of 100,000 warrants to purchase common stock of the Company were cancelled.

d.	From March through June, 2023, certain investors of the Company and the Company signed an agreement to raise $190 and to issue 164,378 shares of common stock. The shares were issued in April 2023.

e.	In May 2023, certain investor of the Company and the Company signed an agreement to exercise investors warrants into Company’s common stock. In May 2023, the investor transferred $123. As of June 30, 2023 the stock weren’t issued yet and as such, investors’ funds were recorded as an advance on account of shares.

e.	In June 2023, the Company issued 201,000 shares of common stock to Way of Life Cannabis Ltd., or Wolc, in connection with the services agreement dated October 2020. The value of the shares issued was based on the value of the service provided and amounted to $200.

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

We are currently in the pre-clinical development stage for our lead product candidate, our Rheumatoid Arthritis (RA) product candidate for the treatment of RA. In addition, we are aiming to develop a pharmaceutical drug product for the treatment of hyperinflammatory syndrome and lung inflammation related to COVID-19. At Rambam Health Care Campus, or Rambam Hospital, we have successfully completed preclinical studies on human-derived immune cells and mouse models for both the COVID-19 and RA products.

On February 9, 2022, we filed an application for a clinical trial with the Medical Cannabis Unit of the Ministry of Health of Israel, or MOH. On February 16, 2022 we submitted an application with the Helsinki Committee at Rambam Hospital for a clinical trial in COVID-19 patients. On March 27, 2023, the Israel Ministry of Health, or MOH, accepted our proposal for a clinical trial aimed at preventing the deterioration of hospitalized COVID-19 patients. We will commence the clinical trial during 2023. We plan to submit a human trial application in 2023 to conduct a proof-of-concept experiment for our RA product.

Based on the data obtained from our pre-clinical studies at Rambam Hospital, we are currently in the process of developing a revolutionary and patentable formula designed to treat inflammation. These studies have provided promising results, revealing a remarkable synergistic anti-inflammatory effect of the formula on immune cells sourced from donors, as well as in mice models for lung inflammation and rheumatoid arthritis (RA).

As we move forward, our focus will be on further investigating and refining the formula through continued pre-clinical research. Our ultimate goal is to ensure that the formula meets all the necessary standards and regulations set forth by the FDA, allowing us to progress towards clinical treatments.

Our vision is to emerge as a pioneering company at the forefront of formulating pharmaceutical drugs that harness the potential of purified cannabinoids and full-spectrum CBD oil. Our primary mission is to cater to the unmet medical requirements of patients grappling with various disorders, with a particular focus on conditions linked to inflammation, such as chronic lung inflammation, RA and COVID-19.

By leveraging our expertise in this field, we are committed to providing innovative solutions to improve the lives of those afflicted with these challenging medical conditions. Through our dedication to research, development, and compassionate care, we aim to contribute significantly to the well-being of patients worldwide, offering them much-needed relief and hope for a better future.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. GAAP. There are no critical accounting estimates for the years ended December 31, 2022 and 2021. Also, please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies.

Results of Operations

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Revenues. We had no revenues during the three months ended June 30, 2023 and June 30, 2022.

Research and Development Expenses. Our research and development expenses totaled $293,000 for the three months ended June 30, 2023, representing an increase of $209,000, or 248%, compared to $84,000 for the three months ended June 30, 2022. The increase was primarily attributable to value of shares issued to Wolc in June 2023.

General and Administrative Expenses. Our general and administrative expenses totaled $126,000 for the three months ended June 30, 2023, representing a decrease of $402,000, or 76%, compared to $528,000 for the three months ended June 30, 2022. The decrease was primarily due to the value of the shares and warrants issued to our former director for his services in June 2022.

Operating Loss. Our operating loss totaled $419,000 for the three months ended June 30, 2023, representing a decrease of $193,000, or 31%, compared to $612,000 for the three months ended June 30, 2022. The decrease was primarily due to the decrease in our general and administrative expenses offset by an increase in our research and development expenses.

Financial Expense. We recognized financial income, net, of $2,000 for the three months ended June 30, 2023, representing a decrease of $17,000, or 113,000%, compared to financial expense of $15,000 for the three months ended June 30, 2022. The decrease was primarily due to exchange rate differences between the U.S. dollar and New Israeli Shekel.

Net Loss. As a result of the foregoing, our net loss totaled $417,000 for the three months ended June 30, 2023, representing a decrease of 210,000, or 33%, compared to $627,000 for the three months ended June 30, 2022. The decrease was primarily due to decrease in Company’s general and administrative expenses offset by an increase in Company’s research and development expenses.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Revenues. We had no revenues during the six months ended June 30, 2023 and June 30, 2022.

Research and Development Expenses. Our research and development expenses totaled $407,000 for the six months ended June 30, 2023, representing an increase of $237,000, or 139%, compared to $170,000 for the six months ended June 30, 2022. The increase was primarily attributable to the value of shares issued to Wolc in June 2023.

General and Administrative Expenses. Our general and administrative expenses totaled $270,000 for the six months ended June 30, 2023, representing a decrease of $347,000, or 56%, compared to $617,000 for the six months ended June 30, 2022. The decrease was primarily due to the value of shares and warrants issued to our former director for his services in June 2022.

Operating Loss. Our operating loss totaled $677,000 for the six months ended June 30, 2023, representing a decrease of $110,000, or 14%, compared to $787,000 for the six months ended June 30, 2022. The decrease was primarily due to the decrease in our general and administrative expenses offset by an increase in our research and development expenses.

Financial Expense. We recognized financial expense of $4,000 for the six months ended June 30, 2023, representing a decrease of $21,000, or 84%, compared to $25,000 for the six months ended June 30, 2022. The decrease was primarily due to exchange rate differences between the U.S. dollar and New Israeli Shekel.

Net Loss. As a result of the foregoing, our net loss totaled $681,000 for the six months ended June 30, 2023, representing a decrease of $131,000, or 16%, compared to $812,000 for the six months ended June 30, 2022. The decrease was primarily due to the decrease in our general and administrative expenses offset by an increase in our research and development expenses.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through our founder’s capital and capital received from Easy Energy, Inc. As of June 30, 2023, we had $111,000 in cash and cash equivalents, and have invested most of our available cash funds in ongoing cash accounts.

Net cash used in operating activities was $614,000 for the six months period ended June 30, 2023, compared with net cash used in operating activities of $330,000 for the corresponding period in 2022. The $284,000 increase in the net cash used in operating activities during the six months period ended June 30, 2023, compared to the same period in 2022, was primarily the result of payments made to our service providers following the receipt of funds from the issuance of shares and warrants.

There was no net cash used in investing activities for the six months period ended June 30, 2023 and for the same period in 2022.

Net cash provided by financing activities for the six months period ended June 30, 2023 was $437,000 compared to $312,000 for the same period in 2022. The increase in net cash provided by financing activities during the six months period ended June 30, 20223 compared to the corresponding period in 2022 was mainly due to the advance payment on account of shares to be received in 2023.

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

As of June 30, 2023, the Company has made four of the four equal payments due pursuant to the Research Agreement, for a total amount of $1.4 million.

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

On July 27, 2022, we issued 100,500 shares of common stock to Wolc in connection with the engagement agreement. The value of such issued shares was based on the value of the service provided, which amounted to $100,000. In June 2023, we issued the remining 201,000 shares of common stock to Wolc in connection with the services agreement dated October 2020.

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

As of June 30, 2023, our cash and cash equivalents were $111,000. We believe that our existing cash and cash equivalents will not be sufficient to fund our projected cash requirements through 2023. Therefore, we will require significant additional financing in the near future to fund our operations. We currently anticipate that we will require approximately $1 million for research and development activities over the course of the next 12 months. We also anticipate that we will require approximately $0.8 million for capital expenditures over such 12-month period, which consists primarily of expenditures for clinical trials and general Company operating costs.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2023, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K, as amended, filed with the SEC on March 24, 2023.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, filed with the SEC on March 24, 2023.

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

RAPHAEL PHARMACEUTICAL INC.

Date: August 9, 2023	By:	/s/ Shlomo Pilo
	Name:	Shlomo Pilo
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Guy Ofir
	Name:	Guy Ofir
	Title:	Chief Financial Officer (Principal Financial Officer)