Form 10-Q
period 2023-09-30
Raphael Pharmaceutical Inc.
filed 2023-11-14
CIK 1415397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 14, 2023: 18,102,418.

i

Item 1. Financial Statements

RAPHAEL PHARMACEUTICAL INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

UNAUDITED

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - -

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

U.S dollars in thousands (except for share and per share data)

	As of September 30,	As of December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$299	$288
Other current assets	103	43

Total current assets	402	331

Fixed assets, net	1	2

Total assets	$403	$333

Liabilities and stockholders’ equity

Current liabilities:
Other account payables and accrued expenses	438	224
Payable to related party	40	3

Total current liabilities	478	227

Stockholders’ equity (deficit):
Common stock, $0.01 par value:

Authorized: 21,020,560 shares at September 30, 2023 and December 31, 2022;

Issued and outstanding: 18,102,418 and 15,624,040 at September 30, 2023 and December 31, 2022, respectively;	181	157
Additional paid-in capital	7,176	5,975
Accumulated deficit	(7,432)	(6,026)

Total stockholders’ equity (deficit)	(75)	106

Total liabilities and stockholders’ equity (deficit)	$403	$333

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

U.S dollars in thousands (except for share and per share data)

	Nine months ended September 30,			Three months ended September 30,
	2023		2022	2023	2022
	Unaudited			Unaudited

Research and development expenses	$917		$502	$510	$332

General and administrative expenses	489		1,711	219	1,094

Operating loss	1,406		2,213	729	1,426

Total financial expense (income), net	(*	)	42	(4)	17

Net loss	1,406		2,255	725	1,443

Basic and diluted net loss per share	0.09		0.16	0.04	0.10

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	16,174,658		13,921,106	16,444,399	15,061,902

(*)	less than 1 thousand.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity
Balance as of January 1, 2023	15,624,040	$157	$5,975	$(6,026)	$106

Issuance of common stock and warrants	543,128	5	309	-	314
Issuance of common stock in exchange for services	201,000	2	198	-	200
Net loss	-	-	-	(681)	(681)

Balance as of June 30, 2023	16,368,168	164	$6,482	$(6,707)	$(61)

Issuance of common stock and warrants	1,734,250	17	694	-	711
Net loss	-	-	-	(725)	(725)

Balance as of September 30, 2023	18,102,418	181	$7,176	$(7,432)	$(75)

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity
Balance as of January 1, 2022	12,970,540	$130	$2,665	$(2,667)	$128

Issuance of common stock and warrants	975,000	10	502	-	602
Issuance of common stock in exchange for services	280,000	3	287	-	290
Net loss	-	-	-	(812)	(812)

Balance as of June 30, 2022	14,225,540	143	$3,454	$(3,479)	$118

Issuance of common stock and warrants	56,000	1	62	-	63
Issuance of common stock in exchange for services	1,202,500	11	1,189	-	1,200
Net loss	-	-	-	(1,443)	(1,443)

Balance as of September 30, 2022	15,484,040	155	$4,705	$(4,922)	$(62)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S dollars in thousands (except for share and per share data)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities

Net loss	$(1,406)	$(2,255)
Adjustments to reconcile net loss to net cash used in operating activities:

Share-based payment in exchange for services	-	1,490
Depreciation	-	-

Changes in:
Other current assets	40	243
Account payables and related party	251	40

Net cash used in operating activities	(1,115)	(482)

Cash flows from investing activities

Purchase of fixed assets	-	(2)

Net cash provided by financing activities	-	(2)

Cash flows from financing activities

Issuance of common stock and warrants	1,126	424

Net cash provided by financing activities	1,126	424

Change in cash and cash equivalents	11	(60)
Cash and cash equivalents at the beginning of the period	288	153

Cash and cash equivalents at the end of the period	$299	$93

Non cash supplement
Receivables on account of stock	$100	-

(*)	less than 1 thousand.

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

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, and raising capital. The Company is still in its development and clinical stage and has not yet generated revenues. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of September 30, 2023, the Company’s accumulated deficit was $7,432. The Company has funded its operations to date primarily through equity financing and the issuance of a loan.  Additional funding will be required to complete the Company’s research and development and clinical trials, to attain regulatory approvals, to begin the commercialization efforts of the Company’s product and to achieve a level of sales adequate to support the Company’s cost structure.

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

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

 RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

NOTE 4:-	SHAREHOLDERS’ EQUITY

a.	In January 2023, the Company issued 255,750 shares of common stock following certain share purchase agreements dated November and December 2022.

b.	On December 30, 2022, the Company signed an agreement to raise $7.5 and to issue 6,000 shares of common stock and 18,000 warrants to purchase common stock at an exercise price of $1.25 per share to certain investor of the Company. The warrants are exercisable until February 28, 2024. The investment above and share issuance took place in January 2023.

c.	On January 8, 2023, certain investor of the Company and the Company signed an agreement to raise $250 and to issue 250,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.13 per share following the exercise of an option for additional investment. The warrants are exercisable until April 30, 2024. In January 2023, the investor and the Company agreed on $117 out of the $250 investment. As a result, the Company received $117 and issued 117,000 shares of common stock and the issuance of 100,000 warrants to purchase common stock of the Company were cancelled.

d.	From March through June, 2023, certain investors of the Company and the Company signed an agreement to raise $190 and to issue 164,378 shares of common stock. The shares were issued in April 2023.

e.	In May 2023, an investor of the Company and the Company signed an agreement to exercise such investor’s warrants into Company’s common stock. In May 2023, the investor transferred $123. On September 26, 2023 the stock was issued and, as such, the proceeds from the issuance of these warrants were recorded as additional paid-in capital as of September 30, 2023.

f.	In June 2023, the Company issued 201,000 shares of common stock to Way of Life Cannabis Ltd., or Wolc, in connection with the services agreement dated October 2020. The value of the shares issued was based on the value of the service provided and amounted to $200.

g.	From July through September, 2023, certain investors of the Company exercised their warrants into shares and as such, the Company received $480 (including $123 which was received in May 2023) and issued 1,454,250 shares of common stock.

h.	In September 2023, an investor of the Company and the Company signed an agreement to raise $50 and to issue 100,000 shares of common stock.

i.	In September 2023, an investor of the Company and the Company signed an agreement to exercise such investor’s warrants into Company’s common stock for an amount of $180. In September 2023, the investor transferred $80. As of September 30, 2023, the shares of common stock were issued; however, the shares weren’t transferred to the investor and the Company recorded the remainder of the consideration at the amount of $100 as a receivable on account of shares.

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

Results of Operations

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Revenues. We had no revenues during the three months ended September 30, 2023 and September 30, 2022.

Research and Development Expenses. Our research and development expenses totaled $510,000 for the three months ended September 30, 2023, representing an increase of $178,000, or 53%, compared to $332,000 for the three months ended September 30, 2022. The increase was primarily attributable to the additional research and development supplement agreement signed between the Company and Rambam Hospital in October 2022 for an additional two years.

General and Administrative Expenses. Our general and administrative expenses totaled $219,000 for the three months ended September 30, 2023, representing a decrease of $875,000, or 80%, compared to $1,094,000 for the three months ended September 30, 2022. The decrease was primarily due to the value of shares and warrants issued to our officers in July 2022.

Operating Loss. Our operating loss totaled $729,000 for the three months ended September 30, 2023, representing a decrease of $697,000, or 49%, compared to $1,426,000 for the three months ended September 30, 2022. The decrease was primarily due to the decrease in our general and administrative expenses offset by an increase in our research and development expenses.

Financial Expense (Income), net. We recognized financial income, net, of $4,000 for the three months ended September 30, 2023, representing a decrease of $21,000, or 123,000%, compared to financial expense of $17,000 for the three months ended September 30, 2022. The decrease was primarily due to exchange rate differences between the U.S. dollar and New Israeli Shekel.

Net Loss. As a result of the foregoing, our net loss totaled $725,000 for the three months ended September 30, 2023, representing a decrease of 718,000, or 49%, compared to $1,443,000 for the three months ended September 30, 2022. The decrease was primarily due to decrease in Company’s general and administrative expenses offset by an increase in Company’s research and development expenses.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Revenues. We had no revenues during the nine months ended September 30, 2023 and September 30, 2022.

Research and Development Expenses. Our research and development expenses totaled $917,000 for the nine months ended September 30, 2023, representing an increase of $415,000, or 82%, compared to $502,000 for the nine months ended September 30, 2022. The increase was primarily attributable to the additional research and development supplement agreement signed between the Company and Rambam Hospital in October 2022 for an additional two years.

General and Administrative Expenses. Our general and administrative expenses totaled $489,000 for the nine months ended September 30, 2023, representing a decrease of $1,222,000, or 71%, compared to $1,711,000 for the nine months ended September 30, 2022. The decrease was primarily due to the value of shares and warrants issued to our officers and former director in 2022.

Operating Loss. Our operating loss totaled $1,406,000 for the nine months ended September 30, 2023, representing a decrease of $807,000, or 36%, compared to $2,213,000 for the nine months ended September 30, 2022. The decrease was primarily due to the decrease in our general and administrative expenses offset by an increase in our research and development expenses.

Financial Expense. We recognized financial expense of $0 for the nine months ended September 30, 2023, representing a decrease of $42,000, or 100%, compared to $42,000 for the nine months ended September 30, 2022. The decrease was primarily due to exchange rate differences between the U.S. dollar and New Israeli Shekel.

Net Loss. As a result of the foregoing, our net loss totaled $1,406,000 for the nine months ended September 30, 2023, representing a decrease of $849,000, or 37%, compared to $2,255,000 for the nine months ended September 30, 2022. The decrease was primarily due to the decrease in our general and administrative expenses offset by an increase in our research and development expenses.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through our founder’s capital and capital received from Easy Energy. As of September 30, 2023, we had $299,000 in cash and cash equivalents, and have invested most of our available cash funds in ongoing cash accounts.

Net cash used in operating activities was $1,115,000 for the nine months period ended September 30, 2023, compared with net cash used in operating activities of $480,000 for the corresponding period in 2022. The $635,000 increase in the net cash used in operating activities during the nine months period ended September 30, 2023, compared to the same period in 2022, was primarily the result of payments made to our service providers following the receipt of funds from the issuance of shares and warrants.

There was no net cash used in investing activities for the nine months period ended September 30, 2023 compared with net cash used in investing activities of $2,000 for the corresponding period in 2022. The decrease is considered immaterial.

Net cash provided by financing activities for the nine months period ended September 30, 2023 was $1,126,000 compared to $424,000 for the same period in 2022. The increase in net cash provided by financing activities during the nine months period ended September 30, 20223 compared to the corresponding period in 2022 was mainly due to higher investments and due to the advance payment on account of shares to be received in 2023.

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

As of September 30, 2023, the Company has made four of the four equal payments due pursuant to the Research Agreement, for a total amount of $1.4 million and $120,000 for the Supplement Agreement.

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

As of September 30, 2023, our cash and cash equivalents were $299,000. We believe that our existing cash and cash equivalents will not be sufficient to fund our projected cash requirements through 2023. Therefore, we will require significant additional financing in the near future to fund our operations. We currently anticipate that we will require approximately $0.8 million for research and development activities over the course of the next 12 months. We also anticipate that we will require approximately $0.5 million for capital expenditures over such 12-month period, which consists primarily of expenditures for clinical trials and general Company operating costs.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2023, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On September 26, 2023, certain investors of the Company exercised warrants to purchase 1,454,250 shares of common stock of the Company for aggregate consideration of $480,000 (including $123,000 which was received by the Company in May 2023).

On September 11, 2023, an investor of the Company and the Company signed an agreement under the terms of which the Company issued 100,000 shares of common stock for aggregate consideration of $50,000.

These securities were offered and sold in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) set forth under Section 4(a)(2) of the Securities Act.

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

RAPHAEL PHARMACEUTICAL INC.

Date: November 14, 2023	By:	/s/ Shlomo Pilo
	Name:	Shlomo Pilo
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Guy Ofir
	Name:	Guy Ofir
	Title:	Chief Financial Officer (Principal Financial Officer)