Form 10-K
period 2023-12-31
Raphael Pharmaceutical Inc.
filed 2024-03-28
CIK 1415397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $10,016,986 based on the closing price of $1 per share of the registrant’s common stock on June 30, 2023.

As of March 28, 2024, there were 18,661,418 shares of common stock, par value $0.01, or Common Stock, of the registrant issued and outstanding.

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

We are currently in the pre-clinical development stage for our lead product candidate, our RA product candidate for the treatment of RA. In addition, we are aiming to develop a pharmaceutical drug product for the treatment of hyperinflammatory syndrome inflammation related to COVID-19. At Rambam Health Care Campus, or Rambam Hospital, we have successfully completed preclinical studies on human-derived immune cells and mouse models for both the COVID-19 and rheumatoid arthritis products, or RA products.

In November 2022, we submitted a proposal to the Ministry of Health of Israel, or MOH for a clinical trial of a cannabis-based drug intended to alleviate the deterioration of COVID-19 patients.

On February 9, 2022, we filed an application for a clinical trial with the Medical Cannabis Unit of the Ministry of Health of Israel, or MOH. On February 16, 2022 we submitted an application with the Helsinki Committee at Rambam Hospital for a clinical trial in COVID-19 patients.

On March 27, 2023, the MOH accepted our proposal for a clinical trial of a cannabis-based drug intended to alleviate the deterioration of COVID-19 patients. We are currently in the process of finalizing the strategy for the trial site and ensuring it will have the requisite number of COVID-19 patients needed for our trial. We plan to submit a human trial application to conduct a proof-of-concept experiment for our RA product in the second quarter of 2024.

Based on the data obtained from our pre-clinical studies at Rambam Hospital, we are currently in the process of developing a revolutionary and patentable formula designed to treat inflammation. These studies have provided promising results, revealing a remarkable synergistic anti-inflammatory effect of the formula on immune cells sourced from donors, as well as in mice models for lung inflammation and RA.

As we move forward, our focus will be on further investigating and refining the formula through continued pre-clinical research. Our goal is to ensure that the formula meets all the necessary standards and regulations set forth by the FDA, allowing us to progress towards clinical treatments.

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

Initially, we intend to obtain approvals for our product candidates from the FDA, and the Medical Cannabis Unit of the MOH. Upon obtaining FDA approvals, or in the event that we are not successful in obtaining such approvals, we intend to apply for European Medicines Agency, or EMA, and other countries’ governmental regulatory agencies approvals for our product candidates. If we are successful in obtaining FDA approvals for our product candidates, we intend to enter into royalty agreements with good manufacturing practice, or GMP, approved medical manufactures and distributors, having them using our medical formulas for the purpose of growing, cultivating, manufacturing, and distributing Raphael Pharmaceutical medical indications in their designated territories.

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

Assuming that we successfully complete the clinical development of our RA and COVID-19 product candidates, we intend to then turn our attention to the clinical development of cannabinoid-based drug products for the treatment of certain oncology indications. Unlike our RA and COVID-19 product candidate, the use of our cannabinoid-based drug products for the treatment of certain oncology indications will require specific dosing and potentially, a different regulatory pathway than our existing product candidates.

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

Hyperinflammatory Syndrome Related to COVID-19

Since the first emergence of COVID-19 in December 2019 in Wuhan, China, COVID-19 has spread across more than 200 countries across the world and over 112 million cases of the virus have been reported. Most patients develop only mild symptoms of COVID-19; however, some develop severe symptoms including dyspnea, hypoxia and lung involvement which requires hospitalization. Based on research, we believe that most of the severe COVID-19 symptoms are related to hyperinflammation caused by failure of resolution of the immunological response to the infection similar as observed in cytokine release syndrome. Despite the advancements in COVID-19 vaccines and the use of anti-inflammatory or anti-viral medications worldwide according to The World Health Organization, or WHO, there was a 4% global increase in reported new cases during the 28-day period from December 11, 2023, to January 7, 2024, compared to the previous 28-day period, totaling over 1.1 million new cases. However, there was a 26% decrease in new deaths, with 8,700 reported fatalities during the same period. Globally, as of January 7, 2024, there have been over 774 million confirmed cases and over seven million deaths since the emergence of COVID-19, according to the WHO. Consequently, there is an urgent need to explore new anti-inflammatory therapies that could potentially prevent symptom deterioration.

Research and Clinical Development Strategy

Research and clinical development of our pharmaceutical drug product candidates is our core business. We are currently focused on developing innovative cannabinoid-based medical indications that we aim to push through Phase 2A and Phase 2B approval from both the FDA and EMA.

The research efforts that have been conducted to date by the team at Rambam Med-Tech Ltd., or Rambam MT, are aimed at revealing the mechanism which structures the activity of cannabinoids in human cells and organs, while applying a variety of disease models. By employing our PCR method, we are able to discern various cannabinoid receptors and determine their involvement in inflammation downregulation. This approach empowers us to identify which cannabinoid receptors play a role in mitigating inflammation. Consequently, we can accurately identify the cannabinoid components within a chosen strain, enabling precise administration tailored to patient treatment. This pivotal discovery forms the scientific cornerstone for our pioneering anti-inflammatory formulas.

Research Agreement with Rambam MT

On July 17, 2019, we entered into a sponsored research agreement, or the Research Agreement, with Rambam MT, pursuant to which the Company agreed to fund a research project, to be performed by Rambam MD, with a research plan aimed at identifying the effects of different cannabis strains on the function of immune cells. On October 28, 2020, the Company and Rambam MT agreed to expand the research plan to study the anti-inflammatory activities of cannabis extracts in an RA mouse model. On February 15, 2021, the Company and Rambam MT agreed to further expand the research plan to study the effect of cannabis extracts on the immunopathology of the COVID-19 disease. The Sponsored Researched Agreement is for an initial term of 48 months. On October 23, 2022, the Company and Rambam MT entered into a supplement to the Research Agreement, or the Supplement Agreement, pursuant to which the Company exercised an option to extend the Research Agreement by additional two years until December 31, 2024.

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

On December 25, 2023, the Company received an extension to pay the remaining $350,000 pursuant to the Research Agreement until the end of June 2024. As of December 31, 2023, the Company has made all four of the four equal payments due pursuant to the Research Agreement, for a total amount of $1.4 million and $120,000 for the Supplement Agreement.

We and Rambam MT are currently focused on characterizing the activity of cannabinoids in RA and in hyperinflammatory syndrome related to COVID-19. RA is a long-term autoimmune disorder, and as such, the research conducted by Rambam MT has focused on identifying the effect of cannabinoids on inflammatory processes related to RA, while, with respect to our COVID-19 product candidate, their research has been focused on the effect of cannabinoids and cannabis extracts on immune cells which induce acute inflammation. Moreover, building on the promising findings of a mouse model study demonstrating the potential of the Company’s cannabis treatment for lung inflammation, as published in Frontiers in Immunology in May 2022, Rambam’s team is currently investigating the impact of cannabinoids on models of chronic lung inflammation such as asthma.

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

Aim 1. Evaluating the immune modulation properties of different cannabis strains

RA is an autoimmune disease that causes chronic inflammation and damage to the joints, leading to pain, stiffness, and loss of mobility. It occurs when the body’s immune system mistakenly attacks the synovium, which is the lining of the joints. This can cause swelling and thickening of the synovium, which can eventually lead to erosion of the cartilage and bone within the joint. RA can also affect other parts of the body, such as the skin, eyes, lungs, and blood vessels. RA is a chronic condition that requires ongoing management to control symptoms and prevent joint damage.

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

Thus, we have successfully completed the proof-of-concept phase in human derived immune cells.

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

We have successfully completed the proof-of-concept phase in mice and are now preparing to move towards clinical trials.

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

Figure 2. CB1 downstream signaling network. Adapted from Chakravarti et al., 2014.

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

Our experiments have revealed a specific high-CBD strain that presents enhanced anti-inflammatory effects. Using cells derived from human donors (Helsinki Num. 044220-RNB) and a mouse model for systemic inflammation and severe lung inflammation, we have found that this strain is effective in preventing cytokine storms. It reduces the secretion of IL6 and TNF alpha, as well as the inflammation in the mice’s lungs, while also inhibiting the migration of immune cells to the lungs.

These findings were published by Rambam’s research team in the prestigious scientific journal “Frontiers in Immunology”: “High-CBD Extract (CBD-X) Downregulates Cytokine Storm Systemically and Locally in Inflamed Lungs” (Frontiers in Immunology, May 16, 2022).

In November 2022, we submitted a proposal to the MOH for a clinical trial of a cannabis-based drug intended to alleviate the deterioration of COVID-19 patients. On March 27, 2023 the MOH accepted our proposal. We are currently in the process of finalizing the strategy for the trial site and ensuring it will have the requisite number of COVID-19 patients needed for our trial.

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

Drug Product	Strength	Dose Form	Price ($)		Recommended Dose	Annual Drug Cost ($)
Sarilumab (Kevzara)	150 mg/1.14 mL 200 mg/1.14 mL	Pre-filled syringe	700.0000		200 mg SC every two weeks	18,200

Abatacept SC (Orencia)	125 mg/mL	Pre-filled syringe	366.1000		125 mg weekly	19,037

Abatacept IV (Orencia)	250 mg/15 mL	Vial	490.0500		Patients < 60 kg: 500 mg Patients 60 to 100 kg: 750 mg Patients > 100 kg: 1,000 mg 500 to 1,000 mg at weeks 0, 2, and 4 then every 4 weeks	Year 1: 20,582 Thereafter: 19,112

Adalimumab SC (Humira)	40 mg/0.8 mL	Pre-filled syringe or pen	769.9700		40 mg every other week	20,019

Anakinra (Kineret)	100 mg	Pre-filled syringe	48.0571		100 mg daily	17,493

Certolizumab pegol (Cimzia)	200 mg/mL	Pre-filled syringe	664.5100		400 mg at weeks 0, 2 and 4 then 200 mg every 2 weeks	Year 1: 19,271 Thereafter: 17,277

Etanercept (Enbrel)	25 mg 50mg/mL	Vial Pre-filled syringe or auto-injector	202.9300 405.9850		50 mg weekly or two 25 mg doses on same day every week or every 3 or 4 days	21,105 21,111

Entanercept (Brenzys)	50 mg/mL	Pre-filled syringe	305.0000	[d]	50 mg weekly	15,860

Golimumab SC (Simponi)	50 mg/0.5 mL	Pre-filled syringe or auto-injector	1,555.17		50 mg monthly	18,662

Golimumab IV (Simponi)	50 mg/4 mL	Vial	849.5000	[b]	2 mg/kg at weeks 0 and 4, then every 8 weeks thereafter	Year 1:17,829 Thereafter: 16,565

Infliximab (Remicade)	100 mg	Vial	987.5600		3 mg/kg at weeks 0, 2, and 6, then every 8 weeks thereafter	Year 1: 23,701 Thereafter: 19,257 10 mg/kg every 4 weeks: $102,706 annually

Infliximab (Inflectra)	100 mg	Vial	525.0000		Depending on clinical response, dose can be increased to 10 mg/kg and/or up to every four weeks	Year 1: 12,600[b] Thereafter: 10,238[b] 10 mg/kg every 4 weeks: $54,600 annually[15]

Rituximab (Rituxan)	100 mg/10 mL 500 mg/50 mL	Vial	466.3200 2,331.61		A course consists of 1,000 mg infusions at weeks 0 and 2. Reassess for retreatment at week 26, no sooner than 16 weeks after previous	18,653 assumes 2 courses Per course: 9,326

Tocilizumab SC (Actemra)	162 mg/0.9 mL	Pre-filled syringe	355.0000		Patients < 100 kg: 162 mg SC every two weeks, increasing to weekly based on clinical response. Patients ≥ 100 kg: 162 mg SC weekly	Every two weeks: 9,230 Weekly: 18,460

Tocilizumab IV (Actemra)	80 mg/4 mL 200 mg/10mL 400 mg/20 mL	Vial	180.8100 452.0300 904.0600		4 mg/kg every 4 weeks followed by an increase to 8 mg/kg based on clinical response	4 mg/kg: 10,577 8 mg/kg: 17,629

Tofacitinib (Xeljanz)	5 mg	Tablet	23.5585		5 mg p.o. twice daily	17,151

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

Pursuant to the agreement with Wolc, on July 27, 2022, the Company issued 100,500 shares of common stock to Wolc. The value of such issued shares was based on the value of the service provided by Wolc, which amounted to $100,000. In June 2023, the Company issued 201,000 shares of common stock to Wolc, in connection with the services agreement dated October 2020. The value of the shares issued was based on the value of the service provided, which amounted to $200,000.

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

As of the date of this Annual Report, in the United States, cannabis is legal in 40 of 50 states for medical use and 24 states for recreational use. At the federal level, cannabis is classified as a Schedule I drug under the Controlled Substances Act, or the CSA, determined to have a high potential for abuse and no accepted medical use, prohibiting its use for any purpose, according to Marijuana Policy Project. Despite this prohibition, federal law is generally not enforced against the possession, cultivation, or intrastate distribution of cannabis in states where such activity has been legalized, according to “Attorney General Merrick Garland on DOJ’s New Marijuana Policy”, published on March 16, 2023 in the National Law Review. The medical use of cannabis is legal with a medical recommendation in 40 states, 4 out of 5 permanently inhabited U.S. territories, and the federal District of Columbia cannabis-based products in treating or addressing therapeutic needs, and assuming that research findings demonstrate that such products are effective in doing so, management believes that the size of the United States medical cannabis market will also continue to grow as more states expand their medical marijuana programs and new states legalize medical marijuana. We plan to submit a human trial application to conduct a proof-of-concept experiment for our RA product in the second quarter of 2024.

Notwithstanding that 40 states and the District of Columbia have now legalized adult-use and/or medical cannabis, cannabis remains illegal under U.S. federal law with cannabis listed as a Schedule I drug under the CSA.

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

Employees

As of December 31, 2023, we do not have any employees. Our officers are engaged through consulting agreements.

Corporate Information

Easy Energy was incorporated under the laws of the State of Nevada in May 2017. On May 14, 2021, Raphael Israel and Easy Energy completed the Share Exchange, pursuant to which we changed our name to Raphael Pharmaceutical Inc..Our registered address is 4 Lui Paster, Tel Aviv-Jaffa, Israel 6803605. Our website address is https://www.raphaelpharmaceutical.com/. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov.

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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

●	We have a limited operating history and we have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

●	We have not generated revenue from any product candidate and may never be profitable.

●	We expect that we will need to raise substantial additional funding before we can expect to complete the development of our RA product candidate or any other product candidate. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product candidate development efforts or other operations.

●	The lack of an active trading market could adversely impact our ability to raise working capital and adversely impact our ability to continue operations.

●	We are heavily dependent on the success of our product candidates, which are in various stages of pre-clinical development. We cannot give any assurance that any of our product candidates will proceed to clinical development or that they will receive regulatory approval, which is necessary before they can be commercialized.

●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.

●	We hold no patents on our products, and our business employs proprietary technology (know-how) and information may be difficult to protect and/or infringe on the intellectual property rights of third parties.

●	We manage our business through a small number of employees and key consultants.

●	We will need to expand our organization and we may experience difficulties in recruiting needed additional employees and consultants, which could disrupt our operations.

●	We rely on third parties to conduct our preclinical and, in the future, clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

●	We will rely on third parties to grow and provide us with our active pharmaceutical ingredient, or API, and formulations. Our business could be harmed if those third parties fail to provide us with sufficient quantities of our needed supplies, or fail to do so at acceptable quality levels or prices.

●	We rely on third parties to supply and manufacture our product candidates, and we expect to continue to rely on third parties to manufacture our products, if approved. The development of such product candidates and the commercialization of any products, if approved, could be stopped, delayed, or made less profitable if any such third party fails to provide with sufficient quantities of product candidates or products, or fails to do so at acceptable quality levels or prices, or fails to maintain or achieve satisfactory regulatory compliance.

●	We and our collaborators and contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.

●	Our executive officer, directors and certain stockholders who are beneficial owners of 5% or more of our outstanding Common Stock possess the majority of our voting power, and through this ownership, have the ability to control our Company and our corporate actions.

●	Investors may have difficulty in reselling their shares due to the substantial lack of liquidity of our Common Stock.

●	Because we previously had our registration with the SEC revoked and because our business operations resulted from public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

●	As a former shell company, resales of shares of our restricted Common Stock in reliance on Rule 144 of the Securities Act are subject to the requirements of Rule 144(i).

●	Our headquarters and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel.

●	Conditions in Israel, including the armed conflict between Israel and Hamas, Hezbollah and other terrorist organizations from the Gaza Strip and Lebanon.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history and we have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We are an emerging pharmaceutical research and clinical development company with a limited operating history in our industry. Before the Share Exchange, we did not have any operations dating back to 2011. To date, we have focused almost exclusively on developing our RA product candidate. Raphael Israel has funded its operations to date primarily through proceeds from investors and from its own resources. Other than the funding that Easy Energy received, and which was lent to Raphael Israel after the closing of the Share Exchange, Easy Energy has had no sources of funding since ceasing its operations in 2011. We have only a limited operating history in our current industry upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. To date, we have not generated revenue from the sale of our product candidates (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information). We incurred losses in each year since our inception and, while operational, we have never been profitable and have incurred losses since inception. We expect to continue to incur losses until, and if, a product candidate that we are developing, such as our RA product candidate, receives approval from regulators for commercialization. Our net loss attributable to holders of our ordinary shares for the years ended December 31, 2023 and 2022 was approximately $1.28 million and $3.36 million, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $7.31 million. Substantially all of our operating losses resulted from costs incurred in connection with our development program and from general and administrative costs associated with our operations.

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

We do not believe that our current cash on hand will be sufficient to fund our projected operating requirements. This raises substantial doubt about our ability to continue as a going concern. In addition, the report of our independent registered public accounting firm on our audited financial statements for each of the two years ended December 31, 2023 and 2022 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our audited financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Further reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. If we cannot continue as a going concern, our investors may lose their entire investment in our Common Stock. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through debt or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate research or development plans for, or commercialization efforts with respect to our products.

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

As of December 31, 2023, our cash and cash equivalent were approximately $0.23 million and we had a positive working capital of $0.26 million and an accumulated deficit of $7.31 million. Based upon our currently expected level of operating expenditures, we expect that our existing cash and cash equivalents will only be sufficient to fund operations through the first quarter of 2024. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

The lack of an active trading market could adversely impact our ability to raise working capital and adversely impact our ability to continue operations.

Our Common Stock is not currently traded on any national securities exchange and is traded on the over-the-counter market with quotations published on the OTC Markets Group, Inc.’s OTCQB tier Venture Market (the “OTCQB”) under the symbol “RAPH.” Because our Common Stock is considered illiquid, we may find it more difficult to raise capital. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations. For additional information, see “Item 1A. Risk Factors – Risks Related to Ownership of Our Securities – Investors may have difficulty in reselling their shares due to the substantial lack of liquidity of our common stock.”

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

Individual states also have controlled substances laws. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule our product candidates as well. While some states automatically schedule a drug when the DEA does so, other states schedule drugs through rulemaking or a legislative action. State scheduling may delay commercial sale of any product candidate for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product candidate. We or our partners must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions from the states in addition to those from the DEA or otherwise arising under federal law.

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

In addition, we have a number of stockholders who are beneficial owners of more than 5% of our outstanding Common Stock, as of March 28, 2024, including our Chief Executive Officer who beneficially owns approximately 25.6 % of our issued and outstanding shares, and as such, also may have the ability to prevent us from entering into transactions that could be beneficial to us and/or other shareholders. In addition, we have one additional non-affiliated stockholder who is a beneficial owner of more than 5% of our outstanding Common Stock. Although this non-affiliated stockholder currently does not have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions, obtaining its vote on certain matters may be necessary to effect certain actions that our management and directors otherwise deem to be in the best interests of the Company.

For additional details concerning beneficial ownership of our securities, please refer to the section below entitled “Beneficial Ownership of the Company’s Common Stock” and with respect to voting power, please refer to the section below entitled “Description of Securities.”

Investors may have difficulty in reselling their shares due to the substantial lack of liquidity of our Common Stock.

Our Common Stock is traded on the over-the-counter market with quotations published on the OTC Markets Group, Inc.’s OTCQB tier Venture Market, under the symbol “RAPH.” The trading volume of our Common Stock historically has been limited and sporadic. As a result of the limited and sporadic trading activity, the quoted price for our Common Stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our Common Stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, any potential business combination that we announce, as well as the number of shares available for sale in the market.

The trading volume of our Common Stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our Common Stock on the OTCQB may not necessarily be a reliable indicator of our fair market value. In addition, if our shares of Common Stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotation as to the market value of, our Common Stock and as a result, the market value of our Common Stock likely would decline.

Other factors that could have a similar impact include, but are not limited to:

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our Common Stock;

●	variations in quarterly operating results from the expectations;

●	revisions in securities analysts’ estimates or reductions;

●	our ability to obtain working capital financing;

●	announcements of new products or services by us or our competitors and changes in our industry;

●	reductions in the market share of our products;

●	announcements by us or our competitors of significant strategic acquisitions;

●	loss of any strategic relationship;

●	regulatory developments;

●	general technological, market or economic trends;

●	investor perception of our industry or prospects;

●	insider selling or buying;

●	investors entering into short sale contracts;

●	regulatory developments affecting our industry; and

●	additions or departures of key personnel.

Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time, including as to whether our Common Stock will sustain current market prices, or as to what effect that the sale of shares or the availability of Common Stock for sale at any time will have on the prevailing market price.

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

We previously were a “shell company” and, as such, sales of our securities pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), cannot be made unless, among other things, at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, as applicable, during the preceding 12 months, other than Form 8-K reports. Because, as a former shell company, the reporting requirements of Rule 144(i) will apply regardless of holding period, restrictive legends on certificates for shares of our Common Stock cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of, the Securities Act. Because our unregistered securities cannot be sold pursuant to Rule 144 unless we continue to meet such requirements, any unregistered securities we issue will have limited liquidity unless we continue to comply with such requirements.

The securities issued in connection with the Share Exchange are restricted securities and may not be transferred in the absence of registration or the availability of a resale exemption.

The shares of Common Stock issued in connection with the Share Exchange were issued in reliance on an exemption from the registration requirements under Section 4(a)(2) of the Securities Act. Consequently, these securities are subject to restrictions on transfer under the Securities Act and may not be transferred in the absence of registration or the availability of a resale exemption. In particular, in the absence of registration, such securities cannot be resold to the public until certain requirements under Rule 144 promulgated under the Securities Act have been satisfied, including certain holding period requirements. As a result, a purchaser who receives any such securities issued in connection with the Share Exchange may be unable to sell such securities at the time or at the price or upon such other terms and conditions as the purchaser desires, and the terms of such sale may be less favorable to the purchaser than might be obtainable in the absence of such limitations and restrictions.

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

Because we are a “smaller reporting company,” we will not be required to comply with certain disclosure requirements that are applicable to other public companies, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our Common Stock less attractive to investors.

We are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K under the Securities Act. As a smaller reporting company, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to:

●	Reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements;

●	Not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002; and

●	Reduced disclosure obligations for our annual and quarterly reports, proxy statements and registration statements.

We will remain a smaller reporting company until the end of the fiscal year in which (1) we have a public common equity float of more than $250 million, or (2) we have annual revenues for the most recently completed fiscal year of more than $100 million plus we have any public common equity float or public float of more than $700 million. We also would not be eligible for status as smaller reporting company if we become an investment company, an asset-backed issuer or a majority-owned subsidiary of a parent company that is not a smaller reporting company.

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

Conditions in Israel, including the armed conflict between Israel and Hamas, Hezbollah and other terrorist organizations from the Gaza Strip and Lebanon.

On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and the Israeli military began to call-up reservists for active duty. At the same time, and because of the war declaration against Hamas, the clash between Israel and Hezbollah in Lebanon has escalated to an armed conflict and there is a possibility that it will turn into a greater regional conflict in the future.

As of the date of this Annual Report, there has been no material impact on the Company’s operations. According to the recent guidelines of the Israeli government, the Company’s offices are open and functioning as usual. However, if the war will escalate and expand further to the Northern border with Lebanon, and the Israeli government will impose additional restrictions on movement and travel, our management and employees’ ability to effectively perform their daily tasks might be temporarily disrupted, which may result in delays in some of our operations.

Any hostilities involving Israel, terrorist activities, political instability or violence in the region, or the interruption or curtailment of trade or transport between Israel and its trading partners could make it more difficult for us to raise capital, if needed in the future, and adversely affect our operations and results of operations and the market price of our common shares.

Our insurance does not cover damage or losses that may occur as a result of the war or terrorists events. Although the Israeli government is currently committed to covering the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred by us could have a material adverse effect on our business, financial condition, and results of operations.

Further, many Israeli citizens are obligated to perform several days, and in some cases, more, of annual military reserve duty each year until they reach the age of 40 (or older for certain reservists) and, in the event of an escalated military conflict, may be called to active duty. In response to the series of attacks on civilian and military targets in October 2023, there have been significant call-ups of military reservists. As of March 28, 2024, we have no employees and none of our consultants in military service have been called up to military service. However, if there will be call-ups for reservists in our Company, our operations could be disrupted by such call-ups.

It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, operations and financial condition. The ongoing conflict is rapidly evolving and developing, and could disrupt our business and operations, and adversely affect our ability to raise additional funds or sell our securities, among other impacts.

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

We are subject to the reporting requirements of the Exchange Act. The Exchange Act requires that we file periodic reports with respect to our business and financial condition and maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, subsequent rules implemented by the SEC may also impose various additional requirements on reporting companies. We estimate that these expenses will be at least several tens of thousand dollars annually. Further, the need to maintain the corporate infrastructure demanded of a reporting company may divert management’s attention from implementing our development plans. We have made changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. The measures we take, however, may not be sufficient to satisfy our obligations as a public company, which could subject us to fines, sanctions and other regulatory action and potentially civil litigation.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 1C. Cyber Security.

The Company maintains cybersecurity procedures to mitigate risk and to ensure compliance with security, availability, and confidentiality. The cybersecurity process is integrated into the Company’s overall risk management system and is solely internally managed. The Company’s Chief Financial Officer is responsible for identifying risks that threaten achievement of the control activities made by the Company. The risk assessment occurs as business needs change and covers identification of risks that could act against the company’s objectives.

The level of each identified risk is determined by the Company’ Chief Financial Officer, considering the impact of the risk itself and the likelihood of the risk materializing.

As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Cyber Security Risk Management and Strategy

As part of the Company’s cybersecurity risk management program, we are focused on the following key areas:

●	Governance: As discussed in more detail under the heading “Governance” below, as part of its general oversight duties, the Board oversees the Company’s risk management, including the cyber security risks.

●	Technical Safeguards: The Company deploys commensurate technical safeguards, including firewalls, encryption, network segmentation, real-time monitoring, intrusion prevention systems, anti-malware, and access controls.

●	Continuous Review: The Company regularly reviews its cybersecurity standards, and procedures and evaluates the effectiveness of implemented security controls. The Company adjusts its cybersecurity standards and programs as necessary.

Governance

The Board oversees our risk management process and receive regular updates and information on cybersecurity risks, if any, which address recent developments, evolving standards, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. The Board also receive timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since December 7, 2022 our Common Stock has been quoted on the OTCQB under the symbol “RAPH.” On March 28, 2024, the last reported sale price of our Common Stock on OTCQB was $1 per share. As of March 28, 2024, there were 192 holders of record of our Common Stock. This figure includes an indeterminate number of stockholders who hold their shares in “street name.”

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of our plan of operation.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited annual consolidated financial statements as of December 31, 2023 and December 31, 2022 and accompanying notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. All amounts are in U.S. dollars and rounded.

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

We are currently in the pre-clinical development stage for of our lead product candidate, our RA product candidate for the treatment of RA. In addition, we are aiming to develop a pharmaceutical drug product for the treatment of hyperinflammatory syndrom inflammation related to COVID-19. At Rambam Hospital we have successfully completed preclinical studies on human-derived immune cells and mouse models for both the COVID-19 and RA products.

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

On March 27, 2023, the MOH, accepted our proposal for a clinical trial aimed at preventing the deterioration of hospitalized COVID-19 patients. We are currently in the process of finalizing the strategy for the trial site and ensuring it will have the requisite number of COVID-19 patients needed for our trial. We plan to submit a human trial application to conduct a proof-of-concept experiment for our RA product in the second quarter of 2024.

Based on the data obtained from our pre-clinical studies at Rambam Hospital, we are currently in the process of developing a revolutionary and patentable formula designed to treat inflammation. These studies have provided promising results, revealing a remarkable synergistic anti-inflammatory effect of the formula on immune cells sourced from donors, as well as in mice models for lung inflammation and RA.

As we move forward, our focus will be on further investigating and refining the formula through continued pre-clinical research. Our goal is to ensure that the formula meets all the necessary standards and regulations set forth by the FDA, allowing us to progress towards clinical treatments.

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

Comparison of the Year Ended December 31, 2023 to the year ended December 31, 2022

Results of Operations

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022
	U.S. dollars in thousands (except for share and per share data)
Operating expenses:
Research and development expenses	$(569)	$(1,178)
General and administrative expenses	(703)	(2,139)

Operating loss	(1,272)	(3,317)

Financial expense, net	(12)	(41)

Net loss and comprehensive loss	$(1,284)	$(3,358)

Basic and diluted net loss per share	$(0.07)	$(0.23)

Weighted average number of shares of ordinary shares used in computing basic and diluted net loss per share	$16,716,905	$14,341,518

Research and Development Expenses

Our research and development expenses totaled $569 thousand for the year ended December 31, 2023, representing a decrease of $609 thousand, or 51.7%, compared to $1,178 thousand for the year ended December 31, 2022. The decrease was primarily attributable to the decrease in share-based compensation to our consultants and service providers of $600..

General and Administrative Expenses

Our general and administrative expenses totaled $703 thousand for the year ended December 31, 2023, representing a decrease of $1,436 thousand, or 67.1%, compared to $2,139 thousand for the year ended December 31, 2023. The decrease was primarily attributable to decrease in our share-based payment compensation for our officers, directors and consultants.

Operating Loss

As a result of the foregoing, our operating loss totaled $1,272 thousand for the year ended December 31, 2023, representing a decrease of $2,045 thousand, or 61.6%, compared to $3,317 thousand for the year ended December 31, 2022.

Financing expense, Net

We recognized financing expense, net of $12 thousand for the year ended December 31, 2023, representing a decrease of $29 thousand, or 70.7%, compared to finance expense, net of $41 thousand for the year ended December 31, 2022. The decrease was primarily attributable to exchange rate differences between the U.S. dollar and the New Israeli Shekel.

Net and Comprehensive Loss

As a result of the foregoing, our loss totaled $1,284 thousand for the year ended December 31, 2023, representing a decrease of $2,074 thousand, or 61.7%, compared to $3,358 thousand for the year ended December 31, 2022.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with US GAAP. There are no critical accounting estimates for the years ended December 31, 2023 and 2022.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through equity financing and the issuance of a loan.  Additional funding will be required to complete the Company’s research and development and clinical trials, to attain regulatory approvals, to begin the commercialization efforts of the Company’s product and to achieve a level of sales adequate to support the Company’s cost structure. As of December 31, 2023, we had approximately $230 thousand in cash and cash equivalents, and have invested most of our available cash funds in ongoing cash accounts.

Overview

The table below presents our cash flows for the periods indicated:

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022
	U.S. dollars in thousands
Cash used in operating activities	$(1,203)	$(759)
Cash provided by investing activities	$-	$(2)
Cash provided by financing activities	$1,145	$896
Net increase (decrease) in cash and cash equivalents	$(58)	$135

Net cash used in operating activities was $1,203 thousand for the year ended December 31, 2023, compared with net cash used in operating activities of $759 thousand for the year ended December 31, 2022. The $444 thousand increase in the net cash used in operating activities during 2023, compared to 2022, was mainly from higher general and administrative activity during 2023 compared with 2022.

Net cash used in investing activities for the year ended December 31, 2023 was $0 compared to $2 thousand for the year ended December 31, 2022. The decrease in net cash provided by investing activities during 2023 compared to 2022 was immaterial.

Net cash provided by financing activities for the year ended December 31, 2023 was $1,145 thousand compared to $896 thousand for the year ended December 31, 2022. The increase of $249 thousand in net cash provided by financing activities during 2023 compared to 2022 was mainly due to higher proceeds in 2023 from issuance of common stock and warrants compared with 2022.

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

As of December 31, 2023, our cash and cash equivalents were $230 thousand. We believe that our existing cash and cash equivalents will be sufficient to fund our projected cash requirements through the first quarter of 2024. Therefore, we will require significant additional financing in the near future to fund our operations. We currently anticipate that we will require approximately $800 thousand for research and development activities over the course of the next 12 months. We also anticipate that we will require approximately $600 thousand for capital expenditures over such 12-month period, which consists primarily of expenditures for clinical trials and general Company operating costs.

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

Off-Balance Sheet Arrangements

Rambam Research Agreement

On July 17, 2019, we entered into a sponsored research agreement, or the Research Agreement, with Rambam MT, pursuant to which the Company agreed to fund a research project, to be performed by Rambam MD, with a research plan aimed at identifying the effects of different cannabis strains on the function of immune cells. On October 28, 2020, the Company and Rambam MT agreed to expand the research plan to study the anti-inflammatory activities of cannabis extracts in an RA mouse model. On February 15, 2021, the Company and Rambam MT agreed to further expand the research plan to study the effect of cannabis extracts on the immunopathology of the COVID-19 disease. The Sponsored Researched Agreement is for an initial term of 48 months. On October 23, 2022, the Company and Rambam MT entered into a supplement to the Research Agreement, or the Supplement Agreement, pursuant to which the Company exercised an option to extend the Research Agreement by additional two years until December 31, 2024.

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

On December 25, 2023, the Company received an extension to pay the remaining $350,000 pursuant to the Research Agreement until the end of June 2024. As of December 31, 2023, the Company has made all four of the four equal payments due pursuant to the Research Agreement, for a total amount of $1.4 million and $120,000 for the Supplement Agreement.

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

On July 27, 2022, the Company issued 100,500 shares of common stock to Wolc in connection with the engagement agreement. The value of such issued shares was based on the value of the service provided, which amounted to $100,000. In June 2023, the Company issued 201,000 shares of common stock to Wolc, in connection with the services agreement dated October 2020. The value of the shares issued was based on the value of the service provided, which amounted to $200,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 31, 2023, we conducted an evaluation, under the supervision and participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our Chief Executive Officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our directors and executive officers and their ages as of March 28, 2024, are set forth in the following table:

Name	Age	Position
Shlomo Pilo	70	Chief Executive Officer and Chairman of the Board of Directors
Guy Ofir	51	Chief Financial Officer and Director
Dr. Igal Louria Hayon	51	Chief Technology Officer and Director
Dr. Yehuda Eliya	50	Director

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

Code of Ethics

We currently do not have a code of ethics or insider trading policy in place. Because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics and our lack of liquidity of Common Stock and a trading market on OTCQB does not currently merit the expense of preparing, adopting and administering an insider trading policy. Our board of directors intends to adopt a code of ethics and insider trading policy when circumstances warrant.

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

We have reviewed all forms provided to us or filed with the SEC. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year, except as follows: (a) Yehuda Eliya, a member of our board of directors, failed to timely file a Form 4 reporting his November 25, 2023 purchase of 150,000 shares of our common stock. Mr. Eliya filed a Form 4 reporting this transactions on March 25, 2024; (b) Dr. Igal Louria-Hayoun, our Chief Technology Officer and a member of our board of directors, failed to timely file a Form 4 reporting his warrants exercise of 999,999 warrants. Mr. Louria-Hayoun filed a form 4 reporting this transaction on March 25, 2024.

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

Nominees to the Board of Directors

During the Company’s 2023 fiscal year, there were no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Item 11. Executive Compensation.

Summary Compensation Table

The following sets forth the compensation of our Chief Executive Officer during the fiscal year ended December 31, 2023, and the other persons who served as executive officers during the Company’s fiscal year ended December 31, 2023. Unless otherwise noted, the amounts shown represent what was earned in the Company’s fiscal year ended December 31, 2023.

Summary Compensation Table – Fiscal Year Ended December 31, 2023

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Shlomo Pilo	2023	$244,000			$-				$244,000
	2022	$120,000			$250,000				$370,000

Guy Ofir	2023	$144,000		$-	$-				$144,000
	2022	$72,000		750,000	$250,000				$1,072,000

Dr. Igal Louria-Hayoun	2023	$-			$-				$-
	2022	$108,000			$500,000				$608,000

Our Chief Executive Officer provides services to our Company pursuant to a consulting agreement between Raphael Israel and Sheffa Enterprises, Inc., a New Jersey corporation. Pursuant to the terms thereof, during the period commencing on January 1, 2023 until December 31, 2023, we paid our Chief Executive Officer a monthly fee of $20,000. Commencing on January 1, 2024, we agreed to pay a monthly fee in the amount of $20,000. In addition, in December 2022 we granted Mr. Pilo a warrant to purchase 1,000,000 shares of Common Stock, at an exercise price of $1.12 per share, which shall expire on December 31, 2025. The agreement expires on December 31, 2024. The Company may terminate the agreement prior to the expiration of its term upon 120 days advance notice and the payment of a termination fee equal to the lesser of (i) $360,000, or (ii) the monthly fees payable through the expiration of its term. Furthermore, as disclosed in the agreement, Raphael Israel has undertaken to indemnify Sheffa Enterprises, Inc. against and in respect of any and losses arising out of or due to the operation of the business by Raphael Israel, its affiliates, agents, servants and/or employees.

Our Chief Financial Officer provides services to our Company pursuant to a consulting agreement between Raphael Israel and Guy Ofir & Co. SRL a Romanian Company. Pursuant to the agreement, during the period commencing on January 1, 2023 until December 31, 2023, we paid Mr. Ofir a monthly fee of $12,000. Commencing on January 1, 2024, we agreed to pay a monthly fee in the amount of $12,000. In addition, in December 2022 we granted Mr. Ofir 1,000,000 restricted shares of Common Stock and a warrant to purchase 1,000,000 shares of Common Stock, at an exercise price of $1.00 per share, which shall expire on December 31, 2025. The agreement expires on December 31, 2024. The Company may terminate the agreement prior to the expiration of its term upon 120 days advance notice and the payment to Mr. Ofir of a termination fee equal to the lesser of (i) $120,000, or (ii) the monthly fees payable through the expiration of its term.

Our Chief Technology Officer provides services to our Company pursuant to a consulting agreement, as amended, by and between Dr. Igal Louria Hayoun and Raphael Israel. Pursuant to the terms thereof Dr. Hayoun provides consulting services to the Company to engage with an array of science consultants and to coordinate collaborations with hospitals on medical cannabis research. Raphael Israel paid Dr. Hayoun $9,000 per month and agreed to pay him 15% of the Company’s net royalty’s income from worldwide sales of any of Raphael Israel’s cannabis-based medical indications treating COVID-19, no such payments made during 2023. In addition, in December 2022 we granted Dr. Hayon a warrant to purchase 999,000 shares of Common Stock, at an exercise price of $0.01 per share, which shall expire on July 5, 2024, and in the event we will apply for any clinical trial of cannabis-based treatment or will begin any other new cannabis related research, the Corporation will grant Dr. Hayon a warrant to purchase 350,000 shares of Common Stock at an exercise price of $0.01. The agreement expires on December 31, 2024. The Company may terminate the agreement prior to the expiration of its term upon 120 days advance notice and the payment to Dr. Hayon of a termination fee equal to the monthly fees payable through the expiration of its term.

The Company has no stock option, retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our board of directors may recommend adoption of one or more such programs in the future.

See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information.

Restricted Stock Awards

Pursuant to the service agreement with our Chief Financial Officer, we granted Guy Ofir 1,000,000 shares of common stock, which were issue in May 2023.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding equity awards held by the named executive officers that were outstanding as of December 31, 2023:

Equity Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options / Warrants Exercisable(1)(2) (#)	Number of Securities Underlying Unexercised Options / Warrants Unexercisable (#)	Option / Warrants Exercise Price ($)	Option / Warrants Expiration Date
Shlomo Pilo	12/5/2022	1,000,000	-	1.12	12/31/2025
Guy Ofir	12/5/2022	1,000,000	-	1.00	12/31/2025

(1)	Amounts in this column represent warrants granted to each of the directors pursuant to their respective service agreements.

(2)	Unless otherwise indicated, all of the warrants vested upon granting and are exercisable immediately.

Director Compensation

The Company did not pay any fees to their respective directors for attendance at meetings of the board; however, the Company may adopt a policy of making such payments in the future. The Company may reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

The following table sets forth information concerning compensation accrued or paid to our non-employee directors during the year ended December 31, 2023 for their service on our Board. Mr. Yehuda Eliya a director who is not our employee, received no additional compensation for his service as director and is not set forth in the table below:

Name	Fees earned or paid in cash ($)	Option / Warrant Awards ($)(1)	All other compensation ($)	Total ($)

Yehuda Eliya	-	$50,000	-	$50,000

(1)	Amounts in this column represent the grant date fair value of warrants granted to each of the directors pursuant to their respective service agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our Common Stock as of December 31, 2023 by:

●	each person, or group of affiliated persons, known to us to be the beneficial owner of at least 5% of our outstanding Common Stock;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to Common Stock. Percentage of shares beneficially owned is based on 18,502,918 shares outstanding on December 31, 2023.

Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, based on information provided to us by such shareholders. Unless otherwise noted below, each beneficial owner’s address is: 4 Lui Paster, Tel Aviv-Jaffa, Israel 6803605.

	No. of Shares Beneficially Owned	Percentage Owned
Holders of more than 5% of our voting securities:

Haim Castro	1,255,325	6.8%

Directors and executive officers:
Guy Ofir	2,312,156	12.5%
Shlomo Pilo	4,783,701	25.6%
Dr. Igal Louria Hayon	999,000	5.4%
Dr. Yehuda Eliya	352,000	1.9%
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

Our Chief Executive Officer provides services to our Company pursuant to a consulting agreement between Raphael Israel and Sheffa Enterprises, Inc., a New Jersey corporation. Pursuant to the terms thereof, during the period commencing on July 1, 2022 until December 31, 2022, we paid our Chief Executive Officer a monthly fee of $10,000. Commencing on January 1, 2023, we agreed to pay a monthly fee in the amount of $20,000. In addition, we agreed to issue Mr. Pilo a warrant to purchase 1,000,000 shares of Common Stock, at an exercise price of $1.12 per share, which shall expire on December 31, 2025. The agreement expires on December 31, 2024. The Company may terminate the agreement prior to the expiration of its term upon 120 days advance notice and the payment of a termination fee equal to the lesser of (i) $360,000, or (ii) the monthly fees payable through the expiration of its term. Furthermore, as disclosed in the agreement, Raphael Israel has undertaken to indemnify Sheffa Enterprises, Inc. against and in respect of any and losses arising out of or due to the operation of the business by Raphael Israel, its affiliates, agents, servants and/or employees.

Our Chief Financial Officer provides services to our Company pursuant to a consulting agreement between Raphael Israel and Guy Ofir & Co. SRL a Romanian Company. Pursuant to the agreement, during the period commencing on July 1, 2022 until December 31, 2022, we paid Mr. Ofir a monthly fee of $6,000. Commencing on January 1, 2023, we agreed to pay a monthly fee in the amount of $12,000. In addition, we will grant Mr. Ofir 1,000,000 restricted shares of Common Stock and a warrant to purchase 1,000,000 shares of Common Stock, at an exercise price of $1.00 per share, which shall expire on December 31, 2025. The agreement expires on December 31, 2024. The Company may terminate the agreement prior to the expiration of its term upon 120 days advance notice and the payment to Mr. Ofir of a termination fee equal to the lesser of (i) $120,000, or (ii) the monthly fees payable through the expiration of its term.

Our Chief Technology Officer provides services to our Company pursuant to a consulting agreement, as amended, by and between Dr. Igal Louria Hayoun and Raphael Israel. Pursuant to the terms thereof Dr. Hayoun provides consulting services the Company to engage with an array of science consultants and to coordinate collaborations with hospitals on medical cannabis research. Raphael Israel pay Dr. Hayoun $9,000 per month and agreed to pay him 15% of the Company’s net royalty’s income from worldwide sales of any of Raphael Israel’s cannabis-based medical indications treating COVID-19. In addition, we will grant Dr. Hayon a warrant to purchase 999,000 shares of Common Stock, at an exercise price of $0.01 per share, which shall expire on July 5, 2024, and in the event we will apply for any clinical trial of cannabis-based treatment or will begin any other new cannabis related research, the Corporation will grant Dr. Hayon a warrant to purchase 350,000 shares of Common Stock at an exercise price of $0.01. The agreement expires on December 31, 2023. The Company may terminate the agreement prior to the expiration of its term upon 120 days advance notice and the payment to Dr. Hayon of a termination fee equal to the monthly fees payable through the expiration of its term.

We entered into a service agreement with Yehuda Eliya, pursuant to which Mr. Eliya will serve as a member of our board of directors. Pursuant to the agreement, the Company granted Mr. Eliya a warrant to purchase 202,000 shares of common stock, at an exercise price of $1.12 per share, which shall have a term of 2 years from the issuance date. On December 25, 2023 we amended the service agreement to extend its expiry date to December 31, 2024.

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

Item 14. Principal Accounting Fees and Services.

We were billed the following fees for professional services rendered by our auditor Weinstein International CPA, for the years ended December 31, 2023 and 2022.

	2023	2022
	U.S. dollars in thousands
Audit fees (1)	30,000	30,000
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	30,000	30,000

(1)	Consists of fees for audit of the Company’s annual financial statements, audit of the financial statements of acquired subsidiaries, the review of interim financial statements included in the Company’s quarterly reports, consents, and the review of other documents filed with the Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

RAPHAEL PHARMACEUTICAL INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Raphael Pharmaceutical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Raphael Pharmaceutical Inc. and its subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Issuance of share capital and warrants - Changes in Ordinary Share Capital– Refer to Note 6 to the Consolidated Financial Statements

Critical Audit Matter Description

During the year ended December 31, 2023, the Company raised equity in the aggregate amount of $896 thousands, through equity transactions, by issuing shares and warrants.

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

/S/ Weinstein International CPA (PCAOB register No.6629)

Tel Aviv, Israel

March 28, 2024

We have served as the Company’s auditor since 2022.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S dollars in thousands (except for share and per share data)

	Note	As of December 31,
		2023	2022

Assets
Current assets:
Cash and cash equivalents		$230	$288
Other current assets	3	107	43

Total current assets		337	331

Non-Current assets:

Fixed asset, net		2	2

Total assets		$339	$333

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Other accounts payable and accrued expenses	4	34	224
Payable to related party		38	3

Total current liabilities		72	227

Stockholders’ equity (deficit):
Common stock, $0.01 par value:
Authorized: 21,020,560 shares;
Issued and outstanding: 18,502,918 and 15,624,040 as of December 31, 2023 and December 31, 2022, respectively		185	157
Additional paid-in capital		7,392	5,975
Accumulated deficit		(7,310)	(6,026)

Total stockholders’ equity (deficit)		(267)	106

Total liabilities and stockholders’ equity		$339	$333

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S dollars in thousands (except for share and per share data)

	Note	For the year ended December 31,
		2023	2022
Research and development expenses	9a	$569	$1,178

General and administrative expenses	9b	703	2,139

Operating loss		1,272	3,317

Total financial expense, net	9c	12	41

Net loss and comprehensive loss		1,284	3,358

Basic and diluted net loss per share		0.07	0.23

Weighted average number of common shares used in computing basic and diluted net loss per share		16,716,905	14,341,518

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES STOCKHOLDERS’ IN EQUITY (DEFICIT)

U.S dollars in thousands (except for share and per share data)

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2022	12,970,540	$130	$2,666	$(2,668)	$128

Issuance of common stock and warrants	831,000	8	885	-	893

Issuance of common stock in exchange for services	1,822,500	19	2,424	-	2,443

Net loss	-	-	-	(3,358)	(3,358)

Balance as of December 31, 2022	15,624,040	$157	$5,975	$(6,026)	$106

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2023	15,624,040	$157	$5,975	$(6,026)	$106

Issuance of common stock and warrants	2,677,878	26	1,219	-	1,245
Issuance of common stock in exchange for services	201,000	2	198	-	200
Net loss	-	-	-	(1,284)	(1,284)

Balance as of December 31, 2023	18,502,918	185	$7,392	$(7,310)	$(267)

The accompanying notes are an integral part of the consolidated financial statements.

 RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S dollars in thousands (except for share and per share data)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities

Net loss	$(1,284)	$(3,358)
Adjustments to reconcile net loss to net cash used in operating activities:

Share-based payment in exchange for services	200	2,290
Depreciation	*	-
Changes in:
Other current assets	36	226
Related parties	35	(19)
Other accounts payables and accrued expenses	(190)	102

Net cash used in operating activities	(1,203)	(759)

Cash flows from investing activities

Purchase of fixed assets	-	(2)

Net cash provided by investing activities	-	(2)

Cash flows from financing activities

Receipt of a loan	-	-
Proceeds from issuance of common stock and warrants	1,145	896
Net cash provided by financing activities	1,145	896

Change in cash and cash equivalents	(58)	135
Cash and cash equivalents at the beginning of the year	288	153

Cash and cash equivalents at the end of the year	$230	$288

Non cash supplement
Issuance of shares for past services (Note 6v)	$200	$-
Issuance of shares for past services	$-	$150
Non cash issuance costs	$-	$70
Exercise of warrants (Note 6bb)	$100	$-

(*)	less than 1 thousand

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

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, and raising capital. The Company is still in its development and pre-clinical stage and has not yet generated revenues. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of December 31, 2023, the Company’s accumulated deficit was $7,310, the net loss for the year then ended was $1,284 and the net cash used in operating activities was $1,203.

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

Management expects that the Company will continue to generate losses from the development, clinical development and regulatory activities of its product, which will result in negative cash flow from operating activity. This has led management to conclude that substantial doubt about the Company’s ability to continue as a going concern exists in the event that additional funding does not occur. If such sufficient financing is not received timely, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated and would then need to pursue a plan to license its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. The Company’s consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany accounts and transactions have been eliminated upon consolidation.

b.	Use of estimate in preparation of the consolidated financial statements:

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.	Consolidated financial statements in United States dollars:

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

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. ASC 740 prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized. As of December 31, 2023, and 2022, the Company had a full valuation allowance on its deferred tax assets.

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

The net loss per share and the weighted average number of shares used in computing basic and diluted net loss per share is as follows:

	For the Year Ended December 31,
	2023	2022
Numerator:
Net loss applicable to common stockholders	$(1,284)	$(3,358)

Denominator:
Number of shares of common stock used in computing basic and diluted net loss per share	16,716,905	14,341,518
Net loss of shares of common, basic and diluted	$(0.07)	$(0.23)

i.	Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize their leases contracts as assets and liabilities in the consolidated financial statements. Furthermore, the ASU requires the Company to continue recognizing expenses but recognize expenses on their statements of comprehensive loss in a manner similar to current lease accounting. The amendments in this ASU are effective January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, to allow a company to elect an optional modified retrospective transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption.

Effective January 2019, the Company adopted the new lease accounting standard. The Company elected to apply the practical expedients permitted under the transition guidance within the new standard. As such, there was no impact on the Company’s consolidated financial statements as a result of adopting ASU 2016-02. See note 5a for more details.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 3:-	OTHER CURRENT ASSETS

	As of December 31,
	2023	2022

Receivables on account of shares	$100	$-
Receivables from governmental authorities	7	38
Prepaid expenses	-	5

	$107	$43

NOTE 4:-	OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	As of December 31,
	2023	2022

Account payables	$9	$72
Accrued expenses	25	152

	$34	$224

NOTE 5:-	CONTINGENT LIABILITIES AND COMMITMENTS

a.	Lease commitments:

Starting February 1, 2022, the Company began renting its offices from a third party for a rental monthly fee of approximately $1 per month. The rent period is for a period of one month which renews on a monthly basis.

The Company elected to apply the practical expedients permitted under the transition guidance within the new standard, and the Company also elected not to apply the recognition requirements in the lease standard to short-term leases (less than 12 months) as of the adoption date. As such, there was no impact on the Company’s consolidated financial statements as a result of adopting ASU 2016-02.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 5:-	CONTINGENT LIABILITIES AND COMMITMENTS (Cont.)

b.	Rambam research agreement

The Company’s research and development efforts relating to its COVID-19 and rheumatoid arthritis (“RA”) product candidates are being conducted by Rambam Med-Tech Ltd., or Rambam MT, a part of the Rambam Health Care Campus in Israel, in accordance with a Sponsored Research Agreement (the “Research Agreement”), that was entered into by the Company and Rambam MT in July 2019, to be in effect for a period of 48 months and which includes a non-compete extension option for an additional 48 months of research and development. Pursuant to the Research Agreement, the Company agreed to pay Rambam MT $1,400 in four equal milestone payments, due on the first day of August on each successive year from 2019 through 2022. Furthermore, in accordance with the terms of the Research Agreement, the Company and Rambam MT will have joint ownership of any IP created as a result of research programs covered by such agreement. In addition, subject to commercial sales of any product candidate using the IP created as a part of the research covered by the Research Agreement, the Company is required to pay Rambam MT a royalty in an amount equal to 6% of all net sales, subject to certain deductions, such as taxes paid by any purchaser, transportation and shipping costs, and other customary deductions.

As of December 31, 2023 the Company paid Rambam MT $1,400.

In October 2022, the Company and Rambam signed an appendix to the Research Agreement, according to which the objective of the new study will be to identify a novel cannabinoid based patentable formulation to treat Rheumatoid diseases. Total cost of the new study will be $800 + $160 (overhead) + VAT (which consist of $700 + VAT pre-clinical lab research cost, $120 + VAT Mouse model for systemic inflammation and $140 + VAT Mouse model for Rheumatoid Arthritis). The Company’s payments will be according to the payment schedule stipulated in the appendix and will begin in May 2023. The appendix to the Research Agreement also extended the Research Agreement by additional two years until December 31, 2024.

As of December 31, 2023 the Company paid Rambam MT $120.

c.	Way of Life Cannabis research agreement

In October 2020, Raphael Israel entered into an engagement agreement with Way of Life Cannabis Ltd. (“Wolc”), pursuant to which, subject to its completing the Share Exchange with Easy Energy, Raphael Israel will be provided with up to 15 liters of CBD oil, from a strain of cannabis during a term of 18 months, to be provided in two to three deliveries of between one to seven liters of CBD oil.

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

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 5:-	CONTINGENT LIABILITIES AND COMMITMENTS (Cont.)

d.	Consulting agreement executive officers:

On July 5, 2022 the Company singed several agreements with its executive officers:

●	Service agreement with Chief Executive Officer– the Company entered into an agreement with Sheffa Enterprises Inc, a company wholly owned by the Company’s Chief Executive Officer (the “CEO”). According to the terms of the agreement, the CEO will provide services to the Company until December 31, 2024. The fees for his services will be $20 per month starting January 2023 (until January 2023, the fee remained to be $10 according to a consultant agreement dated June 2019). In addition, the CEO was granted with 1,000,000 warrants to purchase common stock at an exercise price of $1.12 per share. The warrants are exercisable until December 31, 2025. The Company may terminate the agreement prior to Decemer 31, 2024 by providing 120 days’ advance written notice and paying the CEO a termination fee equal to the lesser of $360 or the monthly fee agreed, for the remaining term of the agreement.

●	Service agreement with Chief Financial Officer (the “CFO”)– The services will consist of financial services andlegal advice. Additionally, the CFO will and serve as a director of the Company. The base compensation will be $12 starting January 2023 (between July 2022 and January 2023 the base compensation will be $6). In addition, the CFO was granted with 1,000,000 shares of common stock at no cost and 1,000,000 warrants to purchase common stock at an exercise price of $1 per share. The warrants are exercisable until December 31, 2025. The agreement is in place until December 31, 2024 and the Company may terminate the agreement prior to December 31, 2024 by providing 120 days’ advance written notice and paying the CFO a termination fee equal to the lesser of $120 or the monthly fee agreed, for the remaining term of the agreement.

NOTE 6:-	STOCKHOLDERS’ EQUITY

a.	On March 2, 2022, the Company raised $10 and issued 50,000 shares of common stock and 30,000 warrants to purchase common stock at an exercise price of $1.25 per share to certain investors of the Company. The warrants were classified as equity and are exercisable until February 28, 2023.

b.	On March 15, 2022, the Company issued 270,000 shares of common stock and 180,000 warrants to purchase common stock at an exercise price of $1.13 per share to Company’s service provider in consideration of past services at the amount of $150. The warrants were classified as equity and are exercisable until December 31, 2023.

c.	On April 28, 2022, the Company signed an agreement to raise $50 and to issue 300,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $0.7 per share to certain investor of the Company. The warrants are exercisable until April 30, 2024.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 6:-	STOCKHOLDERS’ EQUITY (Cont.)

d.	On April 28, 2022 the Company and a certain investor signed a finder fee agreement according to which the Company will issue to the investor 70,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $0.5 per share. The warrants will be exercisable until April 30, 2024. The agreement will become effective once the investor will provide the Company with an equity investment of $550. The shares were issued following May 2022 investment. The value of the shares issued was based on the value of the service provided and amounted to $70 which was recorded as issuance cost.

e.	On May 2, 2022, the Company signed several agreements to raise $250 and to issue 250,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.13 per share to certain investors of the Company. The warrants are exercisable until April 30, 2024.

In addition, it was agreed that the Company will issue 250,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.13 per share to a certain investor in consideration of additional $250 if the Company’s stock will be publicly traded on the OTC market prior to August 15, 2022. The additional warrants once issued will be exercisable for 2 years. In January 2023 the investor exercised his option for additional investment, refer to Note 10c.

f.	On June 27, 2022, the Company signed an agreement to raise $50 and to issue 35,000 shares of common stock to certain investor of the Company.

g.	On June 30, 2022, the Company issued 280,000 shares of common stock and 105,000 warrants to purchase common stock at an exercise price of $1.12 per share to Company’s former director for his services. The warrants will be exercisable until June 30, 2024. The value of the shares and warrants issued was based on the value of the service provided and amounted to $290.

h.	On July 27, 2022, the Company issued 1,000,000 shares of common stock and 1,000,000 warrants to Company’s CFO, refer to Note 5d. In addition, the Company issued 2,201,000 warrants to Company’s executive officers and directors pursuant a consultant agreement, refer to Note 6d. The value of the shares and warrants issued was based on the value of the service provided and amounted to $1,800.

i.	On July 27, 2022, the Company issued 100,500 shares of common stock to Wolc in connection with the services agreement dated October 2020. The value of the shares issued was based on the value of the service provided and amounted to $100.

j.	On September 8, 2022, the Company issued 56,000 shares of common stock to certain investor of the Company pursuant to a share purchase agreement for total consideration of $63.

k.	On September 8, 2022, the Company issued 102,000 shares of common stock to certain service provider of the Company pursuant to consultant agreement. The value of the shares issued was based on the value of the service provided and amounted to $100.

l.	On October 21, 2022, the Company signed an agreement to raise $50 and to issue 50,000 shares of common stock and 50,000 warrants to purchase common stock at an exercise price of $1.4 per share to certain investor of the Company. The warrants are exercisable until September 30, 2024. The shares of common stock were issued on October 26, 2022.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 6:-	STOCKHOLDERS’ EQUITY (Cont.)

m.	On October 26, 2022, the Company issued 90,000 shares of common stock to certain investor of the Company pursuant to an exercise of 90,000 warrants for total consideration of approximately $100.

n.	On November 4, 2022, the Company signed an agreement to raise $100 and to issue 80,000 shares of common stock and 20,000 warrants to purchase common stock at an exercise price of $1.5 per share to certain investor of the Company. The warrants are exercisable until September 30, 2023. The shares of common stock were issued on January 10, 2023.

o.	In December 2022, the Company signed an agreement to raise $20 and to issue 15,750 shares of common stock and 47,250 warrants to purchase common stock at an exercise price of $1.25 per share to certain investor of the Company. The warrants are exercisable until December 31, 2024. The shares of common stock were issued on January 10, 2023.

p.	In December 2022, the Company signed an agreement to raise $200 and to issue 160,000 shares of common stock and 40,000 warrants to purchase common stock at an exercise price of $1.5 per share to certain investor of the Company. The warrants are exercisable until December 31, 2023. The shares of common stock were issued on January 10, 2023.

q.	On December 30, 2022, the Company signed an agreement to raise $7.5 and to issue 6,000 shares of common stock and 18,000 warrants to purchase common stock at an exercise price of $1.25 per share to certain investor of the Company. The warrants are exercisable until February 28, 2024. The investment above and share issuance took place in January 2023.

r.	In January 2023, the Company issued 255,750 shares of common stock following certain share purchase agreements dated November and December 2022.

s.	On January 8, 2023, certain investor of the Company and the Company signed an agreement to raise $250 and to issue 250,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.13 per share following the exercise of an option for additional investment. The warrants are exercisable until April 30, 2024. In January 2023, the investor and the Company agreed to raise only $117 out of the $250 investment. As a result, the Company received $117 and issued 117,000 shares of common stock and the issuance of 100,000 warrants to purchase common stock of the Company were cancelled.

t.	From March through June, 2023, certain investors of the Company and the Company signed an agreement to raise $190 and to issue 164,378 shares of common stock. The shares were issued in April 2023.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 6:-	STOCKHOLDERS’ EQUITY (Cont.)

u.	In May 2023, certain investor of the Company and the Company signed an agreement to exercise investors warrants into Company’s common stock. In May 2023, the investor transferred $123.

v.	In June 2023, the Company issued 201,000 shares of common stock to Way of Life Cannabis Ltd., or Wolc, in connection with the services agreement dated October 2020. The value of the shares issued was based on the value of the service provided and amounted to $200.

w.	From July through September, 2023, certain investors of the Company exercised their warrants into shares and as such, the Company received $480 (including $123 which was received in May 2023) and issued 1,454,250 shares of common stock.

x.	In September 2023, certain investor of the Company and the Company signed an agreement to raise $50 and to issue 100,000 shares of common stock.

y.	In September 2023, certain investor of the Company and the Company signed an agreement to exercise investors warrants into Company’s common stock for an amount of $180. In September and December 2023, the investor transferred $180 and the Company issued 180,000 shares.

aa.	In November 2023, certain investor of the Company and the Company signed an investment agreement according to which the investors transferred $113 and the Company issued 200,500 shares.

bb.	In December 2023, certain investors of the Company and the Company signed an agreement to exercise investors warrants into Company’s common stock for an amount of $100. In December 2023, the Company issued 200,000 shares.

As of December 31, 2023, the consideration for the warrant exercise above was recorded as receivables on account of shares.

As of December 31, 2023, there were 2,307,000 warrants outstanding.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 7:-	RELATED PARTIES BALANCES AND TRANSACTIONS

A.	Balances

The following related party payables are included in accounts payable and accrued expenses.

	As of December 31,
	2023	2022
Payables to related party - Officers (*)	38	3
	38	3

(*)	Relates to Chief Executive Officer’s and Chief Financial Officer’s services

B.	Transactions

	Year ended December 31,
	2023	2022
Consulting services (*)	244	113
CFO fee (**)	144	72
CTO fee	-	105
Directors’ fee	-	17
Shares based compensation (***)	-	2,090
	388	2,397

(*)	Including salary expenses to Company’s CEO and the Company’s CFO. For further details on the consulting agreement with the Company’s CEO, refer to Note 6d.
(**)	Including legal services provided to the Company’s subsidiary by Company’s CFO with respect to an agreement between the Company and its CFO.
(***)	Including share-based compensation expenses of $250 to the Company’s CEO, $1,000 to the Company’sCFO, $500 to the Company’s Chief Technology Officer and Director, $50 to Company’s current director and $290 to Company’s former director, refer to Notes 5d and 6k.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 8:-	TAXES ON INCOME

Income tax rates applicable to the Company in 2023 and 2022 was 21%.

b.	Foreign income tax:

1.	Income tax rates:

Presented hereunder are the income tax rates relevant to the Company’s Israeli subsidiary

2022 - 23%
2023 - 23%

2.

As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards of approximately $2,525 available to reduce future taxable income. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Losses from 2018 and forward that can only offset 80% of taxable income in a future year.

The Company’s Israeli subsidiary have estimated total available carryforward operating tax losses for Israeli income tax purposes of approximately $3,240 as of December 31, 2023.

c.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forward	$5,765	$3,200

Deferred tax asset before valuation allowance	1,275	727
Valuation allowance	(1,275)	(727)

Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance as of December 31, 2023 and 2022.

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

	Year ended December 31,
	2023	2022

Net loss, as reported in the consolidated statements of comprehensive loss	$1,284	$3,358
Statutory tax rate	21%	21%
Computed “expected” tax income	270	705
Valuation allowance	(270)	(705)

Taxes on income	$-	$-

NOTE 9:-	SELECTED STATEMENTS OF COMPREHENSIVE LOSS DATA

a.	Research and development expenses:

	For the Year Ended December 31
	2023	2022

Subcontractors and consultants	$1,530	$551
Share based compensation	-	600
Laboratory services	39	27

	$1,569	$1,178

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 9:-	SELECTED STATEMENTS OF COMPREHENSIVE LOSS DATA (Cont.)

b.	General and administrative expenses:

	For the Year Ended December 31
	2023	2022

Professional services	$441	$289
Share based compensation	-	1,690
Consulting services	255	113
Rent and office maintenance	6	9
Others	1	38

	$703	$2,139

c.	Financial expenses, net:

	For the Year Ended December 31
	2023	2022

Bank fees	$3	$3
Exchange rate differences	9	38
Total financial expenses, net	$12	$41

NOTE 10:-	SUBSEQUENT EVENTS

In January 2024, the Company and certain investors signed an investment agreement according to which the investors transferred $80 and the Company issued 58,500 shares.

In January 2024, the Company signed an agreement to raise $100 and to issue 100,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1 per share to certain investor of the Company. The warrants are exercisable until December 31, 2024.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

3.2	Bylaws (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

4.1	Description of Securities (incorporated by reference from our Annual Report on Form 10-K filed March 30, 2022).

10.1	Contractual Agreement between Raphael Pharmaceutical Ltd. and Way of Life Cannabis Ltd. (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

10.2	Sponsored Research Agreement with Rambam Med-Tech Ltd. (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

10.3	Supplement to Sponsored Research Agreement with Rambam Med-Tech Ltd. (incorporated by reference from our quarterly report on Form 10-Q filed November 14, 2022)

10.4*	English Translation of the Amendment to the Service Agreement by and between the Company and Yehuda Eliya, dated December 25, 2023.

21.1	List of Subsidiaries of the Company (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehnesive Loss, (iii) the Statements of Changes in Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.**

104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPHAEL PHARMACEUTICAL INC.

Date: March 28, 2024	By:	/s/ Shlomo Pilo
Shlomo Pilo Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Guy Ofir
Guy Ofir
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2024	By:	/s/ Shlomo Pilo
Shlomo Pilo
Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2024	By:	/s/ Guy Ofir
Guy Ofir
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 28, 2024	By:	/s/ Yehuda Eliya
Yehuda Eliya
Director

Date: March 28, 2024	By:	/s/ Igal Louria
Igal Louria Hayon
Chief Technology Officer and Director