Form 10-Q
period 2024-03-31
Raphael Pharmaceutical Inc.
filed 2024-05-15
CIK 1415397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 15, 2024: 18,661,418.

i

Item 1. Financial Statements

RAPHAEL PHARMACEUTICAL INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

UNAUDITED

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - -

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

U.S dollars in thousands (except for share and per share data)

	As of March 31,	As of December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$287	$230
Other current assets	63	107

Total current assets	350	337

Fixed assets, net	3	2

Total assets	$353	$339

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Other account payables and accrued expenses	419	34
Payable to related party	37	38

Total current liabilities	456	72

Stockholders’ equity (deficit):
Common stock, $0.01 par value:

Authorized: 21,020,560 shares at March 31, 2024 and December 31, 2023;

Issued and outstanding: 18,661,418 and 18,502,918 at March 31, 2024 and December 31, 2023, respectively	187	185
Additional paid-in capital	7,570	7,392
Accumulated deficit	(7,860)	(7,310)

Total stockholders’ equity (deficit)	(103)	267

Total liabilities and stockholders’ equity (deficit)	$353	$339

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

U.S dollars in thousands (except for share and per share data)

	Three months ended March 31,
	2024	2023
	Unaudited
Research and development expenses	$379	$114

General and administrative expenses	168	144

Operating loss	547	258

Total financial expense (income), net	3	6

Net loss	$550	$264

Basic and diluted net loss per share	$0.03	$0.02

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	18,616,551	15,964,489

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

	Common stock		Additional paid-in	Accumulated
	Number	Amount	capital	deficit	Total equity
Balance as of January 1, 2023	15,624,040	$157	$5,974	$(6,025)	$106

Issuance of common stock and warrants	378,750	3	146	-	149

Net loss	-	-	-	(264)	(264)

Balance as of March 31, 2023	16,002,790	$160	$6,120	$(6,289)	$(9)

	Common stock		Additional paid-in	Accumulated
	Number	Amount	capital	deficit	Total equity
Balance as of January 1, 2024	18,502,918	$185	$7,392	$(7,310)	$267

Issuance of common stock and warrants	158,500	2	178	-	180

Net loss	-	-	-	(550)	(550)

Balance as of March 31, 2024	18,661,418	$187	$7,570	$(7,860)	$(103)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S dollars in thousands (except for share and per share data)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities

Net loss	$(550)	$(264)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	(* )	1

Changes in:
Other current assets	(6)	(68)
Account payables and related party	384	(68)

Net cash used in operating activities	(172)	(399)

Cash flows from investing activities

Purchase of fixed assets	(1)	-

Net cash used in investing activities	(1)	-

Cash flows from financing activities

Issuance of common stock and warrants	180	149
Proceeds from warrants exercise	50	-
Net cash provided by financing activities	230	149

Change in cash and cash equivalents	57	(250)
Cash and cash equivalents at the beginning of the period	230	288

Cash and cash equivalents at the end of the period	$287	$38

(*)	less than $1 thousand

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

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, and raising capital. The Company is still in its development and pre-clinical stage and has not yet generated revenues. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of March 31, 2024, the Company’s accumulated deficit was $7,860. The Company has funded its operations to date primarily through equity financing and the issuance of a loan.  Additional funding will be required to complete the Company’s research and development and clinical trials, to attain regulatory approvals, to begin the commercialization efforts of the Company’s product and to achieve a level of sales adequate to support the Company’s cost structure.

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

These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2023. The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2023, are applied consistently in these interim financial statements.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

NOTE 4:-	SHAREHOLDERS’ EQUITY

a.	In January 2024, the Company and certain investors signed an investment agreement according to which the investors transferred $80 and the Company issued 58,500 shares of common stock.

b.	In January 2024, the Company signed an agreement to raise $100 and to issue 100,000 shares of common stock and 100,000 warrants to purchase shares of common stock at an exercise price of $1 per share to certain investor of the Company. The warrants are exercisable until December 31, 2024.

C.	In January 2024, the Company received $50 from certain shareholder as part of shareholders’ warrants exercise which occurred in December 2023.

NOTE 5:-	SUBSEQUENT EVENTS

In April 2024, the Company began a proof-of-concept clinical trial in the U.S., leveraging the insights from pre-clinical experiments the company has conducted at the Rambam Health Care Campus in Israel. This proof-of-concept clinical trial aims to evaluate the efficacy of Cannabigerol in patients with active RA. The estimated timeline to finalize such proof-of-concept clinical trial is six months from the recruitment of the first patient.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws, which includes information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

Moreover, new risks regularly emerge and it is not possible for our management to predict or articulate all the risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date of this Quarterly Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Quarterly Report.

In this Quarterly Report, unless otherwise specified, all dollar amounts are expressed in United States dollars. Except as otherwise indicated by the context, references in this Quarterly Report to “Raphael,” “Company”, “we,” “us” and “our” are references to Raphael Pharmaceutical Inc., a Nevada corporation, together with its consolidated subsidiaries.

Overview

We are a pharmaceutical drug research and development company focused on the discovery and clinical development of life-improving drug therapies based on cannabinoids, including cannabidiol, or CBD. Unless indicated otherwise, we plan on using oil derived from CBD strains with low levels of Tetrahydrocannabinol, or THC. All references to the use of CBD in our product candidates refer to CBD strains with less than 0.3% of THC.

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

In April 2024 we began a proof-of-concept clinical trial in the United States, leveraging insights from the pre-clinical experiments it has conducted at the Rambam Hospital. This proof-of-concept clinical trial aims to evaluate the efficacy of Cannabigerol in patients with active RA. The estimated timeline to finalize such proof-of-concept clinical trial is six months from the recruitment of the first participant.

We have engaged with MindMate, Inc./ dba Citruslabs (“Citruslabs”) to oversee such proof-of-concept clinical trial. Our collaboration with Citruslab underscores our dedication to conducting such proof-of-concept clinical trial in accordance with applicable industry standards and regulations, including the International Conference on Harmonisation Good Clinical Practice guidelines, and dedication to bringing treatments to fruition and improving the lives of individuals affected by RA. This milestone represents a significant stride forward in our mission to pioneer innovative solutions for managing RA and underscores its commitment to driving advancements in medical research, addressing the unmet needs of patients.

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

Initially, we intend to obtain approvals for our product candidates from the FDA, and the Medical Cannabis Unit of the MOH. Upon obtaining FDA approvals, or in the event that we are not successful in obtaining such approvals, we intend to apply for EMA, and other countries’ governmental regulatory agencies approvals for our product candidates. If we are successful in obtaining FDA approvals for our product candidates, we intend to enter into royalty agreements with good manufacturing practice, or GMP, approved medical manufactures and distributors, having them using our medical formulas for the purpose of growing, cultivating, manufacturing, and distributing Raphael Pharmaceutical medical indications in their designated territories.

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

Critical Accounting Estimates

Our financial statements are prepared in accordance with U.S. GAAP. There are no critical accounting estimates for the years ended December 31, 2023 and 2022. Also, please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies.

Results of Operations

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Revenues. We had no revenues during the three months ended March 31, 2024 and March 31, 2023.

Research and Development Expenses. Our research and development expenses totaled $379,000 for the three months ended March 31, 2024, representing an increase of $265,000, or 232.5%, compared to $114,000 for the three months ended March 31, 2023. The increase was primarily attributable to the progress of Company’s research and development activities with Rambam related to the Supplement Agreement.

General and Administrative Expenses. Our general and administrative expenses totaled $168,000 for the three months ended March 31, 2024, representing an increase of $24,000, or 16.6%, compared to $144,000 for the three months ended March 31, 2023. The increase was primarily due to an increase in Company’s professional services expenses.

Operating Loss. Our operating loss totaled $547,000 for the three months ended March 31, 2024, representing an increase of $289,000, or 112%, compared to $258,000 for the three months ended March 31, 2023. The increase was primarily due to increase in our research and development expenses.

Financial Expense, net. We recognized financial expense, net, of $3,000 for the three months ended March 31, 2024, representing a decrease of $3,000, or 100%, compared to financial expense of $6,000 for the three months ended March 31, 2023. The Company considers the decrease to be immaterial.

Net Loss. As a result of the foregoing, our net loss totaled $550,000 for the three months ended March 31, 2024, representing an increase of $286,000, or 108.3%, compared to $264,000 for the three months ended March 31, 2023. The increase was primarily due to increase in our research and development expenses.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through our founder’s capital and capital received from Easy Energy. As of March 31, 2024, we had $287,000 in cash and cash equivalents, and have invested most of our available cash funds in ongoing cash accounts.

Net cash used in operating activities was $172,000 for the three months period ended March 31, 2024, compared with net cash used in operating activities of $399,000 for the corresponding period in 2023. The $227,000 decrease in the net cash used in operating activities during the three months period ended March 31, 2024, compared to the same period in 2023, was primarily due to an increase in Company’s net loss for the period in the amount of $286,000 which was offset by a change in account payables and related party and other current assets of $514,000.

Net cash used in investing activities for the three months period ended March 31, 2024 was $1,000, compared with zero net cash used in investing activities for the corresponding period in 2023. The Increase is considered immaterial.

Net cash provided by financing activities for the three months period ended March 31, 2024 was $230,000 compared to $149,000 for the same period in 2023. The increase in net cash provided by financing activities during the three months period ended March 31, 2024 compared to the corresponding period in 2023 was mainly due to an increase in funds received from issuance of shares and warrants and proceeds received from exercise of warrants.

Off Balance Sheet Arrangements

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

On December 25, 2023, the Company received an extension to pay the remaining $350,000 pursuant to the Research Agreement until the end of June 2024. As of May 15, 2024, the Company has made all four of the four equal payments due pursuant to the Research Agreement, for a total amount of $1.4 million and $120,000 for the Supplement Agreement.

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

On July 27, 2022, we issued 100,500 shares of common stock to Wolc in connection with the engagement agreement. The value of such issued shares was based on the value of the service provided, which amounted to $100,000. In June 2023, we issued 201,000 shares of common stock to Wolc, in connection with the services agreement dated October 2020. The value of the shares issued was based on the value of the service provided, which amounted to $200,000.

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

Current Outlook

We have financed our operations to date primarily through proceeds from our founder’s capital and issuance of shares and warrants. We have incurred losses and generated negative cash flows from operations since inception. To date we have not generated revenue, and we do not expect to generate significant revenues from the sale of our products in the near future.

We do not believe that our current cash on hand will be sufficient to fund our projected operating requirements. This raises substantial doubt about our ability to continue as a going concern. At this time, there is no guarantee that we will be able to obtain an adequate level of financial resources required for the short and long-term support of our operations or that we will be able to obtain additional financing as needed, or meet the conditions of such financing, or that the costs of such financing may not be prohibitive. These conditions raise substantial doubt about our ability to continue as a going concern for a period within one year from the date of the financial statements included elsewhere in this Quarterly Report.

As of March 31, 2024, our cash and cash equivalents were $287 thousand. We believe that our existing cash and cash equivalents will not be sufficient to fund our projected cash requirements through the third quarter of 2024. Therefore, we will require significant additional financing in the near future to fund our operations. We currently anticipate that we will require approximately $800 thousand for research and development activities over the course of the next 12 months. We also anticipate that we will require approximately $850 thousand for capital expenditures over such 12-month period, which consists primarily of expenditures for clinical trials and general Company operating costs.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2024, we conducted an evaluation, under the supervision and participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2024.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This Quarterly Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Commission that exempt from this requirement issuers that are neither accelerated filers nor large accelerated filers.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K, filed with the SEC on March 28, 2024.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 28, 2024.

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

RAPHAEL PHARMACEUTICAL INC.

Date: May 15, 2024	By:	/s/ Shlomo Pilo
	Name:	Shlomo Pilo
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Guy Ofir
	Name:	Guy Ofir
	Title:	Chief Financial Officer (Principal Financial Officer)