Form 10-Q
period 2024-06-30
Raphael Pharmaceutical Inc.
filed 2024-08-12
CIK 1415397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 12, 2024: 18,701,418.

i

Item 1. Financial Statements

RAPHAEL PHARMACEUTICAL INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF JUNE 30, 2024

UNAUDITED

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - -

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

U.S dollars in thousands (except for share and per share data)

	As of June 30,	As of December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$120	$230
Other current assets	6	107

Total current assets	126	337

Fixed assets, net	2	2

Total assets	$128	$339

Liabilities and stockholders’ equity

Current liabilities:
Other account payables and accrued expenses	392	34
Payable to related party	26	38

Total current liabilities	418	72

Stockholders’ equity (deficit):
Common stock, $0.01 par value:

Authorized: 50,000,000 shares at June 30, 2024, and 21,020,560 shares at December 31, 2023;

Issued and outstanding: 18,701,418 and 18,502,918 at June 30, 2024 and December 31, 2023, respectively;	187	185
Additional paid-in capital	7,631	7,392
Accumulated deficit	(8,108)	(7,310)

Total stockholders’ equity (deficit)	(290)	267

Total liabilities and stockholders’ equity (deficit)	$128	$339

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

U.S dollars in thousands (except for share and per share data)

	Six months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023
	Unaudited		Unaudited

Research and development expenses	$403	$407	$24	$293

General and administrative expenses	393	270	225	126

Operating loss	796	677	249	419

Total financial expense	2	4	(1)	(2)

Net loss	798	681	248	417

Basic and diluted net loss per share	0.04	0.04	0.01	0.03

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	18,646,401	16,037,214	18,676,084	16,109,514

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

	Common stock			Additional paid-in	Accumulated	Total
	Number	Amount		capital	deficit	equity

Balance as of January 1, 2024	18,502,918	$185		$7,392	$(7,310)	$267

Issuance of common stock and warrants	158,500	2		178	-	180
Net loss	-	-		-	(550)	(550)

Balance as of March 31, 2024	18,661,418	$187		$7,570	$(7,860)	$(103)

Issuance of common stock in exchange for services	40,000	(*	)	61	-	61
Net loss	-	-		-	(248)	(248)

Balance as of June 30, 2024	18,701,418	187		$7,631	$(8,108)	$(290)

(*)	Less than 1 thousand.

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity
Balance as of January 1, 2023	15,624,040	$157	$5,975	$(6,026)	$106

Issuance of common stock and warrants	378,750	3	146	-	149
Net loss	-	-	-	(264)	(264)

Balance as of March 31, 2023	16,002,790	$160	$6,121	$(6,290)	$(9)

Issuance of common stock and warrants	164,378	2	163	-	165
Issuance of common stock in exchange for services	201,000	2	198	-	200
Net loss	-	-	-	(417)	(417)

Balance as of June 30, 2023	16,368,168	164	$6,482	$(6,707)	$(61)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S dollars in thousands (except for share and per share data)

	Six months ended June 30
	2024	2023
Cash flows from operating activities

Net loss	$(798)	$(681)
Adjustments to reconcile net loss to net cash used in operating activities:

Share-based payment in exchange for services	61	200
Depreciation	(* )	1

Changes in:
Other current assets	1	36
Account payables and related party	346	(170)

Net cash used in operating activities	(390)	(614)

Cash flows from financing activities

Issuance of common stock and warrants	280	314
Advance payment on account of shares	-	123
Net cash provided by financing activities	280	437

Change in cash and cash equivalents	(110)	(177)
Cash and cash equivalents at the beginning of the period	230	288

Cash and cash equivalents at the end of the period	$120	$111

(*)	Less than 1 thousand.

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

On May 14, 2021, Raphael and the Company completed the Share Exchange pursuant to which 9,459,253 common stock were issued to the shareholders of Raphael so that they became the holders of 90% of the issued and outstanding common stock of the Company immediately after the Share Exchange while the Company’s shareholders held, following the Share Exchange, 1,051,028 common stock which represents 10% of the Company. On May 19, 2021, as agreed by the parties to the Share Exchange, the Company changed its name to Raphael Pharmaceutical Inc. Following such Share Exchange, Raphael’s activities are the sole activities of the Company.

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

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, and raising capital. The Company is still in its development and clinical stage and has not yet generated revenues. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of June 30, 2024, the Company’s accumulated deficit was $8,108. The Company has funded its operations to date primarily through equity financing and the issuance of a loan. Additional funding will be required to complete the Company’s research and development and clinical trials, to attain regulatory approvals, to begin the commercialization efforts of the Company’s product and to achieve a level of sales adequate to support the Company’s cost structure.

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

NOTE 3:- UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

NOTE 4:- SHAREHOLDERS’ EQUITY

a.	In January 2024, the Company and certain investors signed an investment agreement according to which the investors transferred $80 and the Company issued 58,500 shares.

b.	In January 2024, the Company signed an agreement to raise $100 and to issue 100,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1 per share to certain investor of the Company. The warrants are exercisable until December 31, 2024.

c.	In January 2024, the Company received $50 from certain shareholder as part of shareholders’ warrants exercise which occurred in December 2023.

d.	In May 2024, the Company issued 40,000 shares in connection with service agreement with certain service provider.

e.	On June 26, 2024, the Company increased the number of authorized shares of common stock, $0.01 par value per share, from 21,020,560 shares to 50,000,000 shares.

NOTE 5:- SUBSEQUENT EVENTS

In April 2024, the Company announced a significant development in its clinical trial program. Leveraging the insights gleaned from pre-clinical experiments conducted at Rambam Health Care Campus, the Company has commenced a proof of concept clinical study in the USA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

On May 14, 2021, Raphael Pharmaceutical Ltd., an Israeli company, and Easy Energy, Inc., a Nevada corporation, completed a share exchange agreement, or the Share Exchange, pursuant to which the shareholders of Raphael Pharmaceutical Ltd. became the holders of 90% of the issued and outstanding share capital of Easy Energy, Inc., while Easy Energy, Inc.’s shareholders hold, following the share exchange, 10% of Easy Energy, Inc. On May 19, 2021, as agreed by the parties to the Share Exchange, Easy Energy, Inc. changed its name to Raphael Pharmaceutical Inc. Unless otherwise mentioned or unless the context requires otherwise, when used in this Quarterly Report, the terms “Raphael,” “Company,” “we,” “us,” and “our” refer to Raphael Pharmaceutical Inc. and its subsidiary, Raphael Pharmaceutical Ltd., or Raphael Israel. References to Easy Energy are to Easy Energy, Inc. Unless otherwise mentioned or unless the context requires otherwise, the information provided in this Quarterly Report on Form 10-Q relates to Raphael Israel.

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

Critical Accounting Estimates

Our financial statements are prepared in accordance with U.S. GAAP. There are no critical accounting estimates for the years ended December 31, 2023, and 2022. Also, please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies.

Results of Operations

Three months ended June 30, 2024, compared to the three months ended June 30, 2023

Revenues. We had no revenues during the three months ended June 30, 2024, and June 30, 2023.

Research and Development Expenses. Our research and development expenses totaled $24,000 for the three months ended June 30, 2024, representing a decrease of $269,000, or 91.8%, compared to $293,000 for the three months ended June 30, 2023. The decrease was primarily attributable to value of shares issued to Wolc in June 2023 which did not recur in 2024.

General and Administrative Expenses. Our general and administrative expenses totaled $225,000 for the three months ended June 30, 2024, representing an increase of $99,000, or 78.5%, compared to $126,000 for the three months ended June 30, 2023. The increase was primarily due to increase in professional services in the second quarter of 2024.

Operating Loss. Our operating loss totaled $249,000 for the three months ended June 30, 2024, representing a decrease of $170,000, or 40.5%, compared to $419,000 for the three months ended June 30, 2023. The decrease was primarily due to the decrease in our research and development expenses offset by an increase in our general and administrative expenses.

Financial income, net. We recognized financial income, net, of $1,000 for the three months ended June 30, 2024, representing a decrease of $1,000, or 50%, compared to financial income, net of $2,000 for the three months ended June 30, 2023. The decrease was immaterial.

Net Loss. As a result of the foregoing, our net loss totaled $248,000 for the three months ended June 30, 2024, representing a decrease of $169,000, or 40.5%, compared to $417,000 for the three months ended June 30, 2023. The decrease was primarily due to decrease in our research and development expenses offset by an increase in our general and administrative expenses.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Revenues. We had no revenues during the six months ended June 30, 2024 and June 30, 2023.

Research and Development Expenses. Our research and development expenses totaled $403,000 for the six months ended June 30, 2024, representing a decrease of $4,000, or 1%, compared to $407,000 for the six months ended June 30, 2023. The decrease was immaterial.

General and Administrative Expenses. Our general and administrative expenses totaled $393,000 for the six months ended June 30, 2024, representing an increase of $123,000, or 45.5%, compared to $270,000 for the six months ended June 30, 2023. The increase was primarily due to increase in professional services in the second quarter of 2024.

Operating Loss. Our operating loss totaled $796,000 for the six months ended June 30, 2024, representing an increase of $119,000, or 17.5%, compared to $677,000 for the six months ended June 30, 2023. The increase was primarily due to the increase in our general and administrative expenses.

Financial Expense, net. We recognized financial expense, net of $2,000 for the six months ended June 30, 2024, representing a decrease of $2,000, or 50%, compared to $4,000 for the six months ended June 30, 2023. The decrease was immaterial.

Net Loss. As a result of the foregoing, our net loss totaled $798,000 for the six months ended June 30, 2024, representing an increase of $117,000, or 17.2%, compared to $681,000 for the six months ended June 30, 2023. The increase was primarily due to the increase in our general and administrative expenses.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through our founder’s capital and capital received from Easy Energy, Inc. As of June 30, 2024, we had $120,000 in cash and cash equivalents, and have invested most of our available cash funds in ongoing cash accounts.

Net cash used in operating activities was $390,000 for the six months period ended June 30, 2024, compared with net cash used in operating activities of $614,000 for the corresponding period in 2023. The $224,000 decrease in the net cash used in operating activities during the six months period ended June 30, 2024, compared to the same period in 2023, was primarily due to an increase in Company’s net loss for the period in the amount of $117,000 which was offset by a change in account payables and related party and other current assets of $341,000.

There was no net cash used in investing activities for the six months period ended June 30, 2024 and for the same period in 2023.

Net cash provided by financing activities for the six months period ended June 30, 2024 was $280,000 compared to $437,000 for the same period in 2023. The decrease in net cash provided by financing activities during the six months period ended June 30, 2024 compared to the corresponding period in 2023 was mainly due to a decrease in funds received from issuance of shares and warrants and proceeds received from exercise of warrants.

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

Pursuant to the Research Agreement, we agreed to pay Rambam MT $1.4 million in four equal payments, due on the first day of August on each successive year from 2019 through 2022. Pursuant to the Supplement Agreement, we agreed to pay Rambam MT $960,000 plus VAT in four biannual payments from May 2023 through December 2024. Furthermore, in accordance with the terms of the Research Agreement, we and Rambam MT will have joint ownership of any intellectual property (IP) created as a result of research programs covered by such agreement. In connection with the Research Agreement, Rambam MT agreed not to work, study or develop any technologies with other entities that compete with our work with Rambam MT for our COVID-19 product candidate or RA product candidate for a term of three and seven years, respectively, from the end of the parties’ collaboration with respect to the COVID-19 product candidate and seven years from the end of the term of the Research Agreement with respect to the RA product candidate.

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

On July 27, 2022, we issued 100,500 shares of common stock to Wolc in connection with the engagement agreement. The value of such issued shares was based on the value of the service provided, which amounted to $100,000. In June 2023, we issued the remaining 201,000 shares of common stock to Wolc in connection with the services agreement dated October 2020.The value of the shares issued was based on the value of the service provided, which amounted to $200,000.

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

As of June 30, 2024, our cash and cash equivalents were $120,000. We believe that our existing cash and cash equivalents will not be sufficient to fund our projected cash requirements through the end of the year. Therefore, we will require significant additional financing in the near future to fund our operations. We currently anticipate that we will require approximately $700,000 for research and development activities over the course of the next 12 months. We also anticipate that we will require approximately $500,000 for capital expenditures over such 12-month period, which consists primarily of expenditures for clinical trials and general Company operating costs.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2024, we conducted an evaluation, under the supervision and participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2024.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K, as filed with the SEC on March 28, 2024.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as filed with the SEC on March 28, 2024.

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

RAPHAEL PHARMACEUTICAL INC.

Date: August 12, 2024	By:	/s/ Shlomo Pilo
	Name:	Shlomo Pilo
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Guy Ofir
	Name:	Guy Ofir
	Title:	Chief Financial Officer (Principal Financial Officer)