Form 10-Q
period 2024-09-30
Raphael Pharmaceutical Inc.
filed 2024-11-14
CIK 1415397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 11, 2024: 18,701,418.

i

Item 1. Financial Statements

RAPHAEL PHARMACEUTICAL INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024

UNAUDITED

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - -

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

U.S dollars in thousands (except for share and per share data)

	As of September 30,	As of December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$40	$230
Other current assets	9	107

Total current assets	49	337

Fixed assets, net	2	2

Total assets	$51	$339

Liabilities and stockholders’ equity

Current liabilities:
Other account payables and accrued expenses	537	34
Payable to related party	130	38

Total current liabilities	667	72

Stockholders’ equity (deficit):
Common stock, $0.01 par value:

Authorized: 50,000,000 shares at September 30, 2024, and 21,020,560 shares at December 31, 2023;

Issued and outstanding: 18,701,418 and 18,502,918 at September 30, 2024 and December 31, 2023, respectively;	187	185
Additional paid-in capital	7,631	7,392
Accumulated deficit	(8,434)	(7,310)

Total stockholders’ equity (deficit)	(616)	267

Total liabilities and stockholders’ equity	$51	$339

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

U.S dollars in thousands (except for share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023
	Unaudited		Unaudited

Research and development expenses	$565	$917	$162	$510

General and administrative expenses	550	489	157	219

Operating loss	1,115	1,406	319	729

Total financial expense (income), net	9	(*)	7	(4)

Net loss	1,124	1,406	326	725

Basic and diluted net loss per share	0.06	0.09	0.01	0.04

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	18,646,942	16,174,658	18,701,418	16,444,399

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

	Common stock			Additional paid-in	Accumulated	Total
	Number	Amount		capital	deficit	equity
Balance as of January 1, 2024	18,502,918	$185		$7,392	$(7,310)	$267

Issuance of common stock and warrants	158,500	2		178	-	180
Issuance of common stock in exchange for services	40,000	(*	)	61	-	61
Net loss	-	-		-	(798)	(798)

Balance as of June 30, 2024	18,701,418	$187		$7,631	$(8,108)	$(290)

Net loss	-	-		-	(326)	(326)

Balance as of September 30, 2024	18,701,418	187		$7,631	$(8,434)	$(616)

(*)	Less than 1 thousand.

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity
Balance as of January 1, 2023	15,624,040	$157	$5,975	$(6,026)	$106

Issuance of common stock and warrants	543,128	5	309	-	314
Issuance of common stock in exchange for services	201,000	2	198	-	200
Net loss	-	-	-	(681)	(681)

Balance as of June 30, 2023	16,368,168	$164	$6,482	$(6,707)	$(61)

Issuance of common stock and warrants	1,734,250	17	694	-	711
Net loss	-	-	-	(725)	(725)

Balance as of September 30, 2023	18,102,418	181	$7,176	$(7,432)	$(75)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S dollars in thousands (except for share and per share data)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities

Net loss	$(1,124)	$(1,406)
Adjustments to reconcile net loss to net cash used in operating activities:

Share-based payment in exchange for services	61	-
Depreciation	(* )	(* )

Changes in:
Other current assets	(2)	40
Account payables and related party	595	251

Net cash used in operating activities	(470)	(1,115)

Cash flows from financing activities

Issuance of common stock and warrants	280	1,126
Advance payment on account of shares	-	-
Net cash provided by financing activities	280	1,126

Change in cash and cash equivalents	(190)	11
Cash and cash equivalents at the beginning of the period	230	288

Cash and cash equivalents at the end of the period	$40	$299

(*)	Less than 1 thousand.

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

The Company’s common stock began public trading on the over-the-counter market in the U.S. in January 2023 under the symbol “RAPH”.

b.	Going concern and management plans

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, and raising capital. The Company is still in its development and clinical stage and has not yet generated revenues. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of September 30, 2024, the Company’s accumulated deficit was $8,434. The Company has funded its operations to date primarily through equity financing and the issuance of a loan. Additional funding will be required to complete the Company’s research and development and clinical trials, to attain regulatory approvals, to begin the commercialization efforts of the Company’s product and to achieve a level of sales adequate to support the Company’s cost structure.

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

NOTE 3:- UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Results of Operations

Three months ended September 30, 2024, compared to the three months ended September 30, 2023

Revenues. We had no revenues during the three months ended September 30, 2024, and September 30, 2023.

Research and Development Expenses. Our research and development expenses totaled $162,000 for the three months ended September 30, 2024, representing a decrease of $348,000, or 68.2%, compared to $510,000 for the three months ended September 30, 2023. The decrease was primarily attributable to higher expenses in 2023 associated with our pre-clinical activities at Rambam Hospital.

General and Administrative Expenses. Our general and administrative expenses totaled $157,000 for the three months ended September 30, 2024, representing a decrease of $62,000, or 28.3%, compared to $219,000 for the three months ended September 30, 2023. The decrease was primarily due to decrease in professional services expenses in the third quarter of 2024.

Operating Loss. Our operating loss totaled $319,000 for the three months ended September 30, 2024, representing a decrease of $410,000, or 56.2%, compared to $729,000 for the three months ended September 30, 2023. The decrease was primarily due to the decrease in our research and development expenses and a decrease in our general and administrative expenses.

Financial expense (income), net. We recognized financial expense, net, of $7,000 for the three months ended September 30, 2024, representing a decrease of $11,000, or 275,000%, compared to financial income, net of $4,000 for the three months ended September 30, 2023. The decrease was primarily due to exchange rate differences.

Net Loss. As a result of the foregoing, our net loss totaled $326,000 for the three months ended September 30, 2024, representing a decrease of $399,000, or 55.0%, compared to $ 725,000 for the three months ended September 30, 2023. The decrease was primarily due to decrease in our operating expenses.

Nine months ended September 30, 2024 compared to the Nine months ended September 30, 2023

Revenues. We had no revenues during the nine months ended September 30, 2024 and September 30, 2023.

Research and Development Expenses. Our research and development expenses totaled $565,000 for the nine months ended September 30, 2024, representing a decrease of $352,000 or 38.4%, compared to $917,000 for the nine months ended September 30, 2023. The decrease was primarily attributable to higher expenses in 2023 associated with our pre-clinical activities at Rambam Hospital.

General and Administrative Expenses. Our general and administrative expenses totaled $550,000 for the nine months ended September 30, 2024, representing an increase of $61.000, or 12.4%, compared to $489,000 for the nine months ended September 30, 2023. The increase was primarily due to increase in professional services for investor relations in the second quarter of 2024.

Operating Loss. Our operating loss totaled $1,115,000 for the nine months ended September 30, 2024, representing a decrease of $291,000, or 20.7%, compared to $1,406,000 for the nine months ended September 30, 2023. The decrease was primarily due to the decrease in our research and development expenses.

Financial Expense, net. We recognized financial expense, net of $9,000 for the nine months ended September 30, 2024, representing an increase of $9.000, or 100%, compared to immaterial expenses for the nine months ended September 30, 2023. The increase was primarily due to exchange rate differences.

Net Loss. As a result of the foregoing, our net loss totaled $1,124,000 for the nine months ended September 30, 2024, representing a decrease of $282,000, or 20.0%, compared to $1,406,000 for the nine months ended September 30, 2023. The decrease was primarily due to the decrease in our research and development expenses.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through our founder’s capital and capital received from Easy Energy, Inc. As of September 30, 2024, we had $40,000 in cash and cash equivalents and have invested most of our available cash funds in ongoing cash accounts.

Net cash used in operating activities was $470,000 for the nine months period ended September 30, 2024, compared with net cash used in operating activities of $1,115,000 for the corresponding period in 2023. The $645,000 decrease in the net cash used in operating activities during the nine months period ended September 30, 2024, compared to the same period in 2023, was primarily due to a decrease in Company’s net loss for the period in the amount of $282,000 and an increase in account payables and related party of $344,000.

There was no net cash used in investing activities for the nine months period ended September 30, 2024 and for the same period in 2023.

Net cash provided by financing activities for the nine months period ended September 30, 2024 was $280,000 compared to $1,126,000 for the same period in 2023. The decrease in net cash provided by financing activities during the nine months period ended September 30, 2024 compared to the corresponding period in 2023 was mainly due to a decrease in funds received from issuance of shares and warrants and proceeds received from exercise of warrants.

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

As of September 30, 2024, our cash and cash equivalents were $40,000. We believe that our existing cash and cash equivalents will not be sufficient to fund our projected cash requirements through the end of the year. Therefore, we will require significant additional financing in the near future to fund our operations. We currently anticipate that we will require approximately $0.8 million for research and development activities over the course of the next 12 months. We also anticipate that we will require approximately $0.6 million for capital expenditures over such 12-month period, which consists primarily of expenditures for clinical trials and general Company operating costs.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2024, we conducted an evaluation, under the supervision and participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2024.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RAPHAEL PHARMACEUTICAL INC.

Date: November 14, 2024	By:	/s/ Shlomo Pilo
	Name:	Shlomo Pilo
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Guy Ofir
	Name:	Guy Ofir
	Title:	Chief Financial Officer (Principal Financial Officer)