Form 10-K
period 2024-12-31
Raphael Pharmaceutical Inc.
filed 2025-03-31
CIK 1415397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $17,188,303 based on the closing price of $1.54 per share of the registrant’s common stock on June 28, 2024.

As of March 28, 2025, there were 19,626,418 shares of common stock, par value $0.01, or Common Stock, of the registrant issued and outstanding.

Documents Incorporated By Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or the Annual Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws, which includes information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the regulatory pathways that we may elect to utilize in seeking U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, and other regulatory approvals, if any;

●	obtaining (and the cost thereof) FDA and EMA approval of, or other regulatory action in Europe or the United States, or U.S., and elsewhere with respect to our product candidates;

●	the commercial launch and future sales of our product candidates and our advancement of product candidates for other indications in our pipeline;

●	the potential cost of our rheumatoid arthritis product candidate, or RA, and RA product candidate, respectively, for patients;

●	our expectations regarding the timing of conducting clinical trials;

●	our expectations regarding the supply of the active pharmaceutical ingredient for our product candidates;

●	third-party payor reimbursement for our product candidates;

●	our estimates regarding anticipated expenses, capital requirements and our needs for additional financing;

●	completion and receiving favorable results of clinical trials for our product candidates; and

●	the filing by us, and the subsequent issuance of patents to us, by the U.S. Patent and Trademark Office, or USPTO, and other governmental patent agencies.

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

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in U.S. dollars. Except as otherwise indicated by the context, references in this Annual Report to “Raphael,” “Company”, “we,” “us” and “our” are references to Raphael Pharmaceutical Inc., a Nevada corporation, together with its consolidated subsidiaries.

ii

PART I

Item 1. Business.

History

Raphael Pharmaceutical Inc. was incorporated in the State of Nevada in May 2007 and was formerly known as Easy Energy, Inc. On May 14, 2021, Raphael Pharmaceutical Ltd., or Raphael Israel, an Israeli company, and Easy Energy, Inc., a Nevada corporation, completed a share exchange agreement, or the Share Exchange, pursuant to which the shareholders of Raphael Israel became the holders of 90% of the issued and outstanding share capital of Easy Energy, Inc., while Easy Energy, Inc.’s shareholders hold, following the share exchange, 10% of Easy Energy, Inc. On May 19, 2021, as agreed by the parties to the share exchange, Easy Energy, Inc. changed its name to Raphael Pharmaceutical Inc. Raphael Israel was incorporated in 2019 in the State of Israel and has focused to date on developing its lead product candidate for the treatment of rheumatoid arthritis. Easy Energy did not have any ongoing business or operations before the Share Exchange and following the Share Exchange we adopted Raphael Israel’s business plan.

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

We have recently completed a proof-of-concept clinical study, or Study, for our lead product candidate for the treatment of RA in the U.S. Encouraged by the promising results of the Study, we will continue to investigate our product for the treatment of autoimmune diseases.

In addition, we are aiming to develop a novel treatment for asthma. At Rambam Health Care Campus, Rambam Med-Tech Ltd., or Rambam, we have successfully conducted studies using human-derived immune cells and mouse models to advance our understanding both COVID-19 and RA products. Due to the similarity of COVID-19 and asthma symptoms, such studies also advance our understanding of asthma and its treatment. Since the volume of COVID-19 testing has been decreasing, we decided to leverage our knowledge and understanding of COVID-19 to study asthma as well.

On February 9, 2022, we filed an application for a clinical trial with the Medical Cannabis Unit of the Ministry of Health of Israel, or MOH. On February 16, 2022 we submitted an application with the Helsinki Committee at Rambam for a clinical trial in COVID-19 patients.

In November 2022, we submitted a proposal to the Ministry of Health of Israel, or MOH for a clinical trial of a cannabis-based drug intended to alleviate the deterioration of COVID-19 patients.

On March 27, 2023, the MOH accepted our proposal for a clinical trial of a cannabis-based drug intended to alleviate the deterioration of COVID-19 patients.

In April 2024 we began the Study in the U.S., leveraging insights from the pre-clinical experiments we have conducted at the Rambam . This Study aimed to evaluate the Company’s Cannabinoid based formula, or Raphael’s Formula, in patients with active RA. The single-group Study was managed by MindMate, Inc./ dba Citruslabs, or Citruslabs, and conducted in Santa Monica, California, U.S., under Institutional Review Board, or IRB, approval, in compliance with applicable FDA regulations and in accordance with applicable industry standards and regulations. An IRB is an appropriately constituted group that has been formally designated to review and monitor biomedical research involving human subjects.

On December 23, 2024, upon a successful completion of the Study, we received the Study results with overall findings that emphasize the clinical potential of Raphael’s Formula and suggest that it may have beneficial effects on symptom management and overall well-being for individuals with RA. For more information about the Study results, see “Item 1. Business - Research and Clinical Development Strategy”.

As we move forward, our focus will be on further investigating mechanisms and refining Raphael’s Formula through continued pre-clinical research. Our goal is to ensure that the formula meets all the necessary standards and regulations set forth by the FDA, allowing us to progress towards clinical treatments.

Our vision is to emerge as a pioneering company at the forefront of formulating pharmaceutical drugs that harness the potential of purified cannabinoids and full-spectrum CBD oil. Our primary mission is to cater to the unmet medical requirements of patients grappling with various disorders, with a particular focus on conditions linked to inflammation, such as autoimmune diseases, asthma, RA and COVID-19.

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

Initially, we intend to obtain approvals for our product candidates from the FDA, and the Medical Cannabis Unit of the MOH. Upon obtaining FDA approvals, or in the event that we are not successful in obtaining such approvals, we intend to apply for European Medicines Agency, or EMA, and other countries’ governmental regulatory agencies approvals for our product candidates. If we are successful in obtaining FDA approvals for our product candidates, we intend to enter into royalty agreements with good manufacturing practice, or GMP, approved medical manufactures and distributors, having them use our medical formulas for the purpose of growing, cultivating, manufacturing, and distributing Raphael Pharmaceutical medical indications in their designated territories.

For this purpose, in October 2022, we entered into an agreement with the Medical Cannabis Research Center at Rambam for the development of a new, patentable formulation that combines purified cannabinoids to treat rheumatoid diseases.

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

●	Nabiximols, better known under the tradename Sativex, is a botanical mouth spray consisting of natural THC and CBD extracts, that received approval in the United Kingdom in 2010 for the alleviation of multiple sclerosis, or MS, symptoms like spasticity, pain and overactive bladder.

●	Dronabinol, better known under the name Marinol, contains mainly THC and is a partial agonist of the cannabinoid receptor type 1, or CB1, in the nervous system and a partial agonist of the cannabinoid receptor type 2, or CB2, in the periphery that activates appetite, mood, cognition, memory and perception. Dronabinol received FDA-approval for use in the U.S. in 1985 for treatment of anorexia in acquired immunodeficiency syndrome, or AIDS, patients and for the prevention of chemotherapy-induced nausea and vomiting, or CINV. A Lack of randomized controlled trials, or RCTs, makes a recommendation for usage of dronabinol as a third-line treatment for CINV difficult. Dronabinol in the form of an oral tablet is known under the trade name Namisol. It has high bioavailability and a long shelf life and is indicated for MS, chronic pain and behavioral disturbances in dementia patients.

●	Nabilone, better known under the tradename Cesamet, contains primarily THC, is approved for use as an anti-emetic and adjunctive analgesic for neuropathic pain, CINV and treatment for anorexia in AIDS patients in Canada, Mexico, the UK and the U.S. Its main usage today is as adjunct medicine for chronic pain management.

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

After four successful years of pre-clinical research at the laboratories of Rambam, which paved the way for the Study in RA patients, we are now advancing our efforts to further develop our product candidates.

Following the completion of the Study, we intend to submit an Investigational New Drug, or IND, application to the FDA and MOH. See “Item 1. Business - Research and Clinical Development Strategy - Clinical Development Plan” for additional information on the ongoing pre-clinical trial and our planned clinical trial for our RA product candidate.

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

Product Pipeline

In December, 2024, we completed the Study for our lead product candidate for the treatment of RA, and are currently developing novel asthma product candidates, which are in the pre-clinical stage.

Assuming that we successfully complete the clinical development of our RA and asthma product candidates, we intend to then turn our attention to the clinical development of cannabinoid-based drug products for the treatment of certain oncology indications. Unlike our RA and asthma product candidate, the use of our cannabinoid-based drug products for the treatment of certain oncology indications will require specific dosing and potentially, a different regulatory pathway than our existing product candidates.

We intend to apply for MOH approval, as well as the FDA and EMA approvals right afterwards, subject to the completion of the applicable clinical trials, for our RA product candidate as well as our asthma product candidate using the FDA’s regulatory pathway for drug products.

Indications and Market

Rheumatoid Arthritis

RA is an autoimmune disease of unknown cause characterized by inflammation in multiple joints, including synovial inflammation with hyperplasia. Inflammation is also associated with reduced hemoglobin (anemia) and reduced albumin and changes in levels of cholesterol and triglycerides. In addition to the inflammation associated with RA, studies, including a 2018 publication entitled, “Cartilage and bone damage in rheumatoid arthritis,” patients suffering from RA generally also suffer from chronic pain, fatigue, progressive joint damage, disability, hyperplasia, production of autoantibodies such as rheumatoid factor and anti-citrullinated protein antibody, cartilage damage and bone erosions.

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

We believe that clinical studies on the use of cannabinoids in rheumatic conditions, and particularly RA, are logically advocated as possible positive effectors of the inflammatory pathway of RA, as well as symptomatic pain relievers that may have the potential to also improve fatigue, sleep disorder and tolerability of DMARDs. Through our sponsored Research Agreement (as further detailed and defined below), we believe that we have arrived at an understanding as to how cannabinoids influence inflammation. Applying immune cells models in our pre-clinical research, we identified specific strains of cannabis which reduce the capacity of the immune cells to communicate during inflammation, thus decreasing their capacity to participate in chronic inflammation. For a deeper understanding of the mechanism in which cannabinoids effect inflammation, we developed a unique, real time-Polymerase chain reaction, or RT-PCR, method to identify 10 different receptors to cannabinoids, both in human and mice models. We believe that this technology will allow us to identify which cannabinoids receptors are participating in the downregulation of inflammation, which we believe will help us develop our RA product candidate.

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

Hyperinflammatory Syndrome Related to COVID-19

Since the first emergence of COVID-19 in December 2019 in Wuhan, China, COVID-19 has spread across more than 200 countries across the world and over 112 million cases of the virus have been reported. Most patients develop only mild symptoms of COVID-19; however, some develop severe symptoms including dyspnea, hypoxia and lung involvement which requires hospitalization. Based on research, we believe that most of the severe COVID-19 symptoms are related to hyperinflammation caused by failure of resolution of the immunological response to the infection similar as observed in cytokine release syndrome. Despite the advancements in COVID-19 vaccines and the use of anti-inflammatory or anti-viral medications worldwide according to The World Health Organization, or WHO, there was a 4% global increase in reported new cases during the 28-day period from December 11, 2023, to January 7, 2024, compared to the previous 28-day period, totaling over 1.1 million new cases. However, there was a 26% decrease in new deaths, with 8,700 reported fatalities during the same period. Globally, as of January 7, 2025, there have been over 777 million confirmed cases and over seven million deaths since the emergence of COVID-19, according to the WHO. Consequently, there is an urgent need to explore new anti-inflammatory therapies that could potentially prevent symptom deterioration.

Asthma

Asthma is a chronic inflammatory disease of the airways, marked by symptoms such as coughing, wheezing, shortness of breath, and chest tightness. According to eClinicalMedicine article (February 2025), it affects between 1% to 29% of the global population. The underlying mechanisms of asthma include persistent airway inflammation, excessive mucus production, structural changes in the airway wall, and bronchial hyper-responsiveness, or BHR, where airway smooth muscle cells overreact to various triggers like allergens and cold air. Inhaled corticosteroids, or ICS, are the primary treatment for persistent asthma, often combined with short-acting bronchodilators for immediate relief and long-acting bronchodilators for sustained symptom control. However, many patients struggle with inadequate asthma management due to refractory disease, suboptimal treatment regimens, poor adherence, and coexisting conditions, emphasizing the urgent need for more effective therapeutic options.

Together with the Cannabis Research Institute at Rambam, we explore the therapeutic potential of our specific non-psychoactive cannabis strain, or -CBD-X, extract by examining its effects on cells involved in the asthmatic process. We utilized two ex vivo cell models—primary human T-cells and neutrophils, to evaluate the anti-inflammatory properties of CBD-X. We believe that CBD-X extract inhibits the differentiation of T-cells, leading to a reduction in the secretion of pro-asthmatic cytokines. Additionally, CBD-X extract decreases the levels of pro-inflammatory cytokines in primary human neutrophils and impairs their migration towards the lungs. This reduction impairs the communication between immune cells, which we believe to be crucial in the development and exacerbation of asthma.

The global asthma therapeutics market has been experiencing steady growth, driven by the increasing prevalence of asthma and the continuous development of novel treatments. According to Global Market Insights report (March 2024), in 2023, the asthma therapeutics market size was valued at approximately $25.7 billion and is projected to grow at a compound annual growth rate, or CAGR, of 4.4% from 2024 to 2030.

Research and Clinical Development Strategy

Research and clinical development of our pharmaceutical drug product candidates is our core business. We are currently focused on developing innovative cannabinoid-based medical indications that we aim to push through Phase 2A and Phase 2B approval from both the FDA and EMA.

The research efforts that have been conducted to date by the team at Rambam are aimed at revealing the mechanism which structures the activity of cannabinoids in human cells and organs, while applying a variety of disease models. By employing our PCR method, we are able to discern various cannabinoid receptors and determine their involvement in inflammation downregulation. This approach empowers us to identify which cannabinoid receptors play a role in mitigating inflammation. Consequently, we can accurately identify the cannabinoid components within a chosen strain, enabling precise administration tailored to patient treatment. This pivotal discovery forms the scientific cornerstone for our pioneering anti-inflammatory formulas.

Research Agreement with Rambam

On July 17, 2019, we entered into a sponsored research agreement, or the Research Agreement, with Rambam, pursuant to which the Company agreed to fund a research project, to be performed by Rambam, with a research plan aimed at identifying the effects of different cannabis strains on the function of immune cells. On October 28, 2020, the Company and Rambam agreed to expand the research plan to study the anti-inflammatory activities of cannabis extracts in an RA mouse model. On February 15, 2021, the Company and Rambam agreed to further expand the research plan to study the effect of cannabis extracts on the immunopathology of the COVID-19 disease. The sponsored Researched Agreement is for an initial term of 48 months. On October 23, 2022, the Company and Rambam entered into a supplement to the Research Agreement, or the Supplement Agreement, pursuant to which the Company exercised an option to extend the Research Agreement by additional two years until December 31, 2024, which we plan to extend in 2025

Pursuant to the Research Agreement, we agreed to pay Rambam $1.4 million in four equal payments, due on the first day of August on each successive year from 2019 through 2022. Pursuant to the Supplement Agreement, we agreed to pay Rambam $960,000 plus VAT in four biannual payments from May 2023 through May 2025. Such amount was later amended to $470,000 plus VAT. Furthermore, in accordance with the terms of the Research Agreement, we and Rambam will have joint ownership of any intellectual property, or IP, created as a result of research programs covered by such agreement. In connection with the Research Agreement, Rambam agreed not to work, study or develop any technologies with other entities that compete with our work with Rambam for our COVID-19 product candidate or RA product candidate for a term of three and seven years, respectively, from the end of the parties’ collaboration with respect to the COVID-19 product candidate and seven years from the end of the term of the Research Agreement with respect to the RA product candidate.

Subject to commercial sales of any product candidate using the IP created as a part of the research covered by such agreement, Raphael Israel is required to pay Rambam a royalty in an amount equal to 6% of all net sales, subject to certain deductions, such as taxes paid by any purchaser, transportation and shipping costs, and other customary deductions.

On December 25, 2023, the Company received an extension to pay the remaining $350,000 pursuant to the Research Agreement until the end of June 2024. As of the date of this Annual Report, the Company has made all four of the four equal payments due pursuant to the Research Agreement, for a total amount of $1.4 million and $295,000 for the Supplement Agreement (out of the remaining $470,000).

We and Rambam are currently focused on characterizing the activity of cannabinoids in RA and in asthma. RA is a long-term autoimmune disorder, and as such, the research conducted by Rambam has focused on identifying the effect of cannabinoids on inflammatory processes related to RA. Moreover, building on the promising findings of a mouse model study demonstrating the potential of the Company’s cannabis treatment for lung inflammation, as published in Frontiers in Immunology in May 2022, Rambam’s research team is currently studying the effects of cannabinoids on models of chronic lung inflammation, including asthma. In October 2024, their findings were published in the scientific journal- Pharmaceuticals: “CBD-X extracts in asthma management: Reducing Th2-driven cytokine secretion and Neutrophil/Eosonophils activity”.

Pre-Clinical Studies for RA Product Candidate

In Vitro Study

Pursuant to the Research Agreement, the team at Rambam established a study in order to determine which cannabis strains extracts may affect inflammation. The lab applied an in vitro system, allowing them to screen a variety of cannabis derived oil extracts and their influence on cytokine secretion, which is a type of response to injury and infection in the body.

The researchers employed human donors neutrophils cells, which can be induced to secrete cytokines (which is aimed as serving as a bridge for cross-communication with other innate immune cells). Using this system, our partners from Rambam have established a variety of cannabinoids and studied their influence on pro-inflammatory and anti-inflammatory cytokines. Most interestingly the study has identified a CBD-X and showed that CBD-X reduced IL-6 secretion while also reducing the secretion of the pro-inflammatory chemokine IL-8, as highlighted in Figure 1 below. Based on the results from this pre-clinical study, we believe that CBD-X strain, may be a potential anti-inflammatory agent with the ability to influence both activation and migration of cells during inflammation.

Figure 1. CBD-X strain downregulates the secretion of pro-inflammatory cytokines from human neutrophils.

Neutrophils were isolated from the blood of healthy donors by negative magnetic selection with the EasySep Direct Human Neutrophil Isolation Kit. Isolated neutrophils were treated with 2µg/ml CBD-X or DMSO (vehicle) as a control for two hours. Treated cells were activated by 100 ng/ml LPS overnight. Levels of IL-8 and IL-6 (A-B) were detected by ELISA. Each colored dot represents one donor. The means were calculated from healthy donors (black big dots) and each dot represents one case. Data were analyzed by one-way ANOVA (Fisher’s LSD test with values p < 0.05 considered statistically significant, (***p < 0.001)

Pre-Clinical Study in Mice

In January 2021, we commenced a pre-clinical study in mice. Mice in our pre-clinical study are being treated with cannabis strain (CBD-X) that we previously identified in our in vitro study and other prior research as potential candidates in the cell models. Following the treatment, we expect to examine the ability of the treatment to modulate the immune function, specifically in the case of chronic inflammation, in order to optimize treatment for RA and asthma.

This pre-clinical study is expected to be focused on the following results.

●	Aim 1: Evaluating the immune modulatory properties of different cannabis strains related to the immunopathology (i.e., the immune responses) in RA and asthma;

●	Aim 2: Demonstrating the immunomodulatory properties of specific cannabis extracts on a mouse model for RA and asthma;

●	Aim 3: Elucidating the mechanisms of action, or MOA, of cannabinoids that are involved in the regulation of inflammation in RA and asthma.

●	Aim 4: Establishing a phase 1 and 2 clinical trial experiment in compliance with FDA and EMA rules and regulations to study the effect of cannabis-based medical indication on RA.

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

Together with the team at the Medical Cannabis Research and Innovation Center at Rambam our experiments in cells derived from human healthy donors (Helsinki Num. 044220-RNB) have revealed a specific high-CBD strain-CBD-X, that effectively reduces the capacity of immune cells: T cells and neuthrophils to be activated in response to inflammatory stimulation. The strain was found to reduce the expression levels of IL6, TNF alpha. This suggests that the strain has the potential to slow the progression of RA.

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

Our preclinical experiments have revealed a specific high-CBD strain – CBD-X, that effectively reduces inflammation in a mouse model of RA. The strain was found to reduce the expression levels of IL6, TNF alpha, and IL1b in the joints and peripheral blood of the mice. This suggests that the strain has the potential to slow the progression of RA.

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

Clinical Development Plan for RA Product Candidate

On December 23, 2024, we received clinical study results after a successful completion of the Study, evaluating the efficacy of the Raphael’s Formula in patients with active RA. Citruslabs, a leading contract research organization, successfully completed this Study in the U.S. under IRB approval and in compliance with the FDA regulations and in accordance with applicable industry standards and regulations

The Study evaluated the impact of Raphael’s Formula on RA related health outcomes in 12 adult participants, each of whom used 0.5 mL Raphael’s Formula product daily over an 8-week period, completed questionnaires and attended their local diagnostics testing center for blood biomarker assessment at designated intervals. According to the Study results, the questionnaires results demonstrated significant improvement in certain health parameters, including pain levels, sleep quality and overall well-being, with certain parameters remaining significantly improved through the end of the Study.

The key findings from the Study results included a reduction in the Disease Activity Score (a comprehensive metric assessing RA disease activity), or DAS28, by 19.2%, reflecting a total decrease from high to moderate disease activity. A low DAS28 score indicates reduced disease activity and is a key goal in RA management. Additionally, the percentage of participants classified according to disease activity was evaluated and the findings included an increase in the percentage of participants classified as in remission from 0% at baseline to 16.67% at week 8, an increase in the percentage of participants classified as having low disease activity from 8.33% to 16.67% and a decreased in the percentage of participants classified as having high disease activity from 66.67% at baseline to 41.67% at week 8.

Additionally, participant perceptions were highly positive, with approximately 83.3% of participants willing to continue using the product and approximately 91.7% of participants indicating they would recommend Raphael’s Formula to others with RA. Overall findings of the Study emphasize the clinical potential of Raphael’s cannabinoid-based formula and suggest that it may have beneficial effects on symptom management and overall well-being for individuals with RA.

This study reinforces the Company’s extensive preclinical research, which suggests that Raphael Pharmaceutical’s formula effectively reduces key parameters of RA, thereby demonstrating potential to slow the progression of RA by acting as an anti-inflammatory agent.

We utilize a highly purified cannabinoid formulation derived from select non-psychoactive strains of cannabis with a anti-inflammatory potential. The formulation is designed to interact and communicate with the endocannabinoid system in the human body, activating cannabinoid receptors expressed by immune cells.

Pre-Clinical Studies for Treatment of Asthma

We are studying the potential of cannabis extracts to downregulate the hyperinflammation and the immunopathology in asthma patients. Our partners at Rambam have been conducting research on the use of cannabis to treat disorders with widespread inflammatory responses, such as RA and asthma. We hope that by decoding the cannabinoid mechanism of action during inflammatory storms, we can treat inflammation associated with asthma where conventional drugs and other therapies have failed.

In order to properly understand cannabis’ effects on asthma, the Rambam team compiled its Biobank database. In generating the Biobank database, the Rambam team found what they believed to be a safe way to separate the white blood cells, including the immune cells, from verified patients. We believe that this is crucial as blood samples are the most accessible resource for continuous sampling (allowing for the understanding of biological processes during the disease) and to develop vaccines and drugs for treatment of the condition.

This study with our partners at Rambam, began in the pre-clinical level in immune cell models and, and was subject to positive results that exhibit downregulation of pro-inflammatory cytokines by cannabis extract. This study is expected to continue to a mouse model to analyze for lung inflammation, which resembles the immunopathology of asthma. We believe that our strategy to investigate the response of ex-vivo immune cells to cannabis extract together with the analysis of the in-vivo model for lung inflammations, will allow us to identify the medical cannabis extracts, if any, that have the potential to treat patients with asthma.

Our experiments have revealed a specific high-CBD strain-CBD-X that presents enhanced anti-inflammatory effects. Using cells derived from human donors (Helsinki Num. 044220-RNB) and a mouse model for asthma, we have found that this strain is effective in preventing cytokine storms. It reduces the secretion of IL6 and TNF alpha, as well as the inflammation in the mice’s lungs, while also inhibiting the migration of immune cells to the lungs.

In October 2024, these findings were published by Rambam’s research team in the scientific journal “Pharmaceuticals”: “CBD-X extracts in asthma management: Reducing Th2-driven cytokine secretion and Neutrophil/Eosonophils activity”.

Aim 5. Development of a new, patentable formulation that combines purified cannabinoids to treat rheumatoid diseases.

In October 2022, we entered into an agreement with Rambam for the development of a new, patentable formulation that combines purified cannabinoids to treat rheumatoid diseases.

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

Many of our competitors have far greater marketing and research capabilities than us. We also face potential competition from academic institutions, government agencies and private and public research institutions, among others, which may in the future develop products to treat those diseases that we currently or, in the future, seek to treat. All of these companies and institutions may have product candidates in development that are or may become superior to our RA product candidate or any other product candidate that we may seek to develop. Our commercial opportunity would be reduced significantly if our competitors develop and commercialize products that are safer, more effective, and more convenient, have fewer side effects or are less expensive than our product candidates.

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

Although the use of any part of the cannabis plant in pharmaceutical drug products was once non-existent or minimal, in addition to approved pharmaceutical drug products that use parts of the cannabis plant (see “Item 1. Business - Overview” for additional information), we are aware that there is at least one plan for a multicenter randomized control trial on the use of medical cannabidiol in Danish patients with RA and Ankylosing Spondylitis (inflammatory joint and spine disease), as previously published in an issue of BMJ Open in 2019. As the medical benefits of cannabis become more well-known, we believe that we may face more competition from both new startup pharmaceutical and biotechnology companies and from well-funded and experienced organizations and it is therefore imperative that we face as few delays as possible in our pre and clinical development plan or we may otherwise face more competition.

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

Cultivation of our API

In October 2020, we entered into an engagement agreement with Way of Life Cannabis Ltd., or Wolc, pursuant to which, subject to its completing the Share Exchange, Raphael Israel is scheduled to be provided with up to 15 liters of CBD oil, from a strain of cannabis of our selection, during a term of 18 months, to be provided in two to three deliveries of between one to seven liters of CBD oil. In accordance with the agreement with Wolc, we have agreed to issue to certain persons affiliated with Wolc 3% of our issued and outstanding share capital as of the date of the Share Exchange, to be provided in three equal issuances; provided, however, that such persons may elect to receive a cash payment of $100,000 instead of any one issuance of our shares. In addition to the issuance of shares, we have also agreed to pay Wolc a royalty fee equal to 15% of net income royalties generated from sales of our pharmaceutical drug products that are developed at Rambam in Israel.

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

Intellectual Property

We do not currently have any patents, and currently rely on our know-how and trade secrets. However, subject to the completion of our pre-clinical trial for our RA product candidate, and prior to the completion of our clinical development plan, we intend on seeking patent protection in the U.S. and/or internationally for such product candidate and, potentially for other product candidates that we may seek to develop. Our policy is to pursue, maintain and defend patent rights developed internally and to protect the technology, inventions and improvements that are commercially important to the development of our business.

Governmental Regulation

Government authorities in the U,S., at the federal, state and local levels, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, sales, pricing, reimbursement, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the U.S. and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

We are a research and development company collaborating with our partners at Rambam to research and develop our COVID-19, asthma and RA product candidates. We do not grow or cultivate cannabis and we have no physical connection to the raw cannabis materials, which is shipped directly to Rambam. Pre-clinical research, animal models and clinical trials are sponsored by us through our agreement with Rambam. Such research and trials are being done by Rambam’s medical team, researchers, doctors and professors, as well as by Citrus Labs, which is a CRO Company and a leader in clinical trials for biotech companies, located in Las Vegas , Nevada, U.S., and conducting clinical trials under the supervision of IRB and in accordance with FDA regulations. An IRB is an appropriately constituted group that has been formally designated to review and monitor biomedical research involving human subjects.

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

U.S. Cannabis Market

The emergence of the legal cannabis sector in the U.S., both for medical and adult use, has been rapid as more states adopt regulations for its production and sale. A majority of Americans now live in a state where cannabis is legal in some form and almost a quarter of the population lives in states in which both medical and recreational use is permitted as a matter of, and in accordance with, applicable state and local laws. According to Fortune Business Insights, the global legal marijuana market is anticipated to reach a value of $444.34 billion by the end of 2030, from $10.60 billion in 2018. The market is predicted to rise at a compounded annual growth rate of 34.03% during the period 2022 to 2030.

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

Polls conducted throughout the U.S. consistently show overwhelming support for the legalization of medical cannabis, together with strong majority support for the full legalization of recreational adult-use cannabis. According to a Pew Research Center survey, as of November 11, 2019, “Around nine-in-ten Americans favor legalization for recreational or medical purposes” and “Only 8% say it should not be legal.” These are large increases in public support over the past 40 years in favor of legal cannabis use.

As of the date of this Annual Report, in the U.S., cannabis is legal in 40 of 50 states for medical use and 24 states for recreational use. At the federal level, cannabis is classified as a Schedule I drug under the Controlled Substances Act, or the CSA, determined to have a high potential for abuse and no accepted medical use, prohibiting its use for any purpose, according to Marijuana Policy Project. Despite this prohibition, federal law is generally not enforced against the possession, cultivation, or intrastate distribution of cannabis in states where such activity has been legalized, according to “Attorney General Merrick Garland on DOJ’s New Marijuana Policy”, published on March 16, 2023 in the National Law Review. The medical use of cannabis is legal with a medical recommendation in 40 states, 4 out of 5 permanently inhabited U.S. territories, and the federal District of Columbia cannabis-based products in treating or addressing therapeutic needs, and assuming that research findings demonstrate that such products are effective in doing so, management believes that the size of the U.S. medical cannabis market will also continue to grow as more states expand their medical marijuana programs and new states legalize medical marijuana.

Notwithstanding that 40 states and the District of Columbia have now legalized adult-use and/or medical cannabis, cannabis remains illegal under U.S. federal law with cannabis listed as a Schedule I drug under the CSA.

Government Regulation and Product Approval

We are a preclinical to early clinical stage pharmaceutical company that intends to engage third parties to test, register and license the rights to commercialize our products in the U.S. and other jurisdictions. Such third parties may be subject to extensive regulation by various regulatory authorities. The primary regulatory agency in the U.S. is the FDA and in Europe it is the EMA. Along with these two, there are other federal, state, and local regulatory agencies. In the U.S., the Federal Food, Drug, and Cosmetic Act of 1938, or the FDCA, and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products. Although the discussion below focuses on regulation in the U.S., we anticipate seeking approval for, and marketing of, our products in other countries.

Generally, our activities outside the U.S. will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. Approval in the U.S., Canada, or Europe does not assure approval by other regulatory agencies, although often test results from one country may be used in applications for regulatory approval in another country. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way through the EMA but country specific regulation remains essential in many respects. A major difference in Europe, when compared to Canada and the U.S., is with the approval process. In Europe, there are different procedures that can be used to gain marketing authorization in the European Union. The first procedure is referred to as the centralized procedure and requires that a single application be submitted to the EMA and, if approved, allows marketing in all countries of the European Union. The centralized procedure is mandatory for certain types of medicines and optional for others. The second procedure is referred to as national authorization and has two options; the first is referred to as the mutual recognition procedure and requires that approval is gained from one member state, after which a request is made to the other member states to mutually recognize the approval, whilst the second is referred to as the decentralized procedure which requires a member state to act as the reference member state through a simultaneous application made to other member states.

The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and may not be successful. See “Item 1A. Risk Factors” for additional information.

U.S. Government Regulation

The FDA is the main regulatory body that controls pharmaceuticals in the U.S, and its regulatory authority is based in the FDCA. Pharmaceutical products are also subject to other federal, state and local statutes. A failure to comply explicitly with any requirements during the product development, approval, or post approval periods, may lead to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an IRB of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution.

The steps required before a new drug may be marketed in the U.S. generally include:

●	completion of preclinical studies, animal studies and formulation studies in compliance with the FDA’s GLP regulations;

●	submission to the FDA of an IND application to support human clinical testing in the U.S.;

●	approval by an IRB at each clinical site before each trial may be initiated;

●	performance of adequate and well-controlled clinical trials in accordance with federal regulations and with GCP regulations to establish the safety and efficacy of the investigational product candidate for each target indication;

●	submission of a new drug application, or NDA, to the FDA;

●	satisfactory completion of an FDA Advisory Committee review, if applicable;

●	satisfactory completion of an FDA inspection of the manufacturing facilities at which the investigational product candidate is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate; and

●	FDA review and approval of the NDA.

Clinical Trials and the FDA Approval Process

An IND is a request for authorization from the FDA to administer an investigational product candidate to humans. This authorization is required before interstate shipping and administration of any new drug product to humans in the U.S. that is not the subject of an approved NDA. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients with the disease under study, under the supervision of qualified investigators following GCPs, an international standard intended to protect the rights and health of patients with the disease under study and define the roles of clinical trial sponsors, administrators and monitors. Clinical trials are conducted under protocols that detail the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. Each protocol involving testing on patients in the U.S. and subsequent protocol amendments must be submitted to the FDA as part of the IND. Rambam has not yet submitted an IND in the U.S. for any clinical programs.

The clinical investigation of an investigational product candidate is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or some may be combined. The three phases of clinical investigation are as follows:

●	Phase I. Phase I includes the initial introduction of an investigation product candidate into humans. Phase I clinical trials may be conducted in patients with the target disease or condition, or in healthy volunteers. These studies are designed to evaluate the safety, metabolism, pharmacokinetics, or “PK”, and pharmacologic actions of the investigational product candidate in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase I clinical trials, sufficient information about the investigational product candidate’s PK and pharmacological effects may be obtained to inform the design of Phase II clinical trials. The total number of participants included in Phase I clinical trials varies but is generally in the range of 20 to 80. We expect that it will take approximately 3 months for Rambam to complete Phase I.

●	Phase II. Phase II includes the controlled clinical trials conducted to evaluate the effectiveness of the investigational product candidate for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the product candidate. Phase II clinical trials are typically well controlled, closely monitored, conducted in a limited subject population and usually involving no more than several hundred participants. Rambam is planning to divide Phase II into two parts:

●	Phase IIa. Phase IIa will include a randomized, double-blind, placebo-controlled, multiple ascending dose study in Israel to determine the maximum CBD extract administered sublingually to assess the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy for at least 4 weeks in RA patients in the presence of concurrent active therapies, such as non-steroidal anti-inflammatory drugs, or NSAIDs, and steroids. We expect that Phase IIa will take approximately 6 months.

●	Phase IIb. Phase IIb will include IND submission for randomized, multi center double blinded, placebo-controlled dose response finding, or DRF, study for at least 12 weeks with either CBD extract or placebo administered sublingually in the presence of concurrent active therapies such as NSAIDs and steroids. This study will include 300-400 patients (80-100 patients per cohort) to study safety and efficacy of the product in active RA patients. We expect that Phase IIb will take approximately 18 months.

●	Phase III. Phase III clinical trials are controlled clinical trials conducted in an expanded subject population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the investigational product candidate has been obtained, are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the product candidate, and to provide an adequate basis for drug approval. Phase III clinical trials usually involve several hundred to several thousand participants. In most cases, the FDA requires two adequate and well controlled Phase III clinical trials to demonstrate the efficacy of the drug.

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

New Drug Applications

In order to obtain approval to market a drug in the U.S., a marketing application must be submitted to the FDA that provides data establishing the safety and effectiveness of the product candidate for the proposed indication. The application includes all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company sponsored clinical trials intended to test the safety and effectiveness of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational product candidate to the satisfaction of the FDA. In most cases, the NDA must be accompanied by a substantial user fee; there may be some instances in which the user fee is waived. The FDA will initially review the NDA for completeness before it accepts the NDA for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. After the NDA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review Product Candidates are reviewed within ten to twelve months. The FDA can extend this review by three months to consider certain late submitted information or information intended to clarify information already provided in the submission. The FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel Product Candidates that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Advertising and Promotion

The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling (package insert) approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses - that is, uses not approved by the FDA and, therefore, not described in the drug’s labeling - because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses.

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

The DEA categorizes controlled substances into one of five schedules - Schedule I, II, III, IV, or V- with varying qualifications for listing in each schedule. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in treatment in the U.S. and lack accepted safety for use under medical supervision. They may be used only in federally approved research programs and may not be marketed or sold for dispensing to patients in the U.S.. Pharmaceutical products having a currently accepted medical use that are otherwise approved for marketing may be listed as Schedule II, III, IV or V substances, with Schedule II substances presenting the highest potential for abuse and physical or psychological dependence, and Schedule V substances presenting the lowest relative potential for abuse and dependence. The regulatory requirements are more restrictive for Schedule II substances than Schedule III substances. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist in most situations, and cannot be refilled. Once FDA has approved a medical use for Schedule I drugs, the DEA must reschedule the drug. For example, after FDA approval for Epidiolex®, a purified CBD oil, for the treatment of two rare forms of epilepsy, DEA placed it in Schedule V. Further, on April 6, 2020, GW Pharma announced that Epidiolex® was descheduled by the DEA and is no longer considered a controlled substance.

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

For drugs manufactured in the U.S., the DEA establishes annually an aggregate quota for the amount of substances within Schedules I and II that may be manufactured or produced in the U.S. based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. The quotas apply equally to the manufacturing of the API and production of dosage forms.

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

The passage of the Farm Bill in December 2018 legalized the cultivation of hemp in the U.S. and the production of hemp-derived non-THC cannabinoids, removing these products from the CSA. Our products use oil extracted from CBD strains, containing <0.3% THC.

We plan to engage third parties to conduct clinical trials for our product candidates outside the U.S., subject to regulatory approval. As a result, such third parties will also be subject to controlled substance laws and regulations from the various other regulatory agencies in other countries where we develop, manufacture or commercialize our product candidates in the future.

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

Additionally, six months of marketing exclusivity in the U.S. is available under Section 505A of the FDCA if, in response to a written request from the FDA, a sponsor submits and the agency accepts requested information relating to the use of the approved drug in the pediatric population. This six-month pediatric exclusivity period is added to any existing patent or non-patent exclusivity period for which the drug product is eligible.

Patent Term Extension

The term of a patent that covers an FDA approved drug may be eligible for patent-term extension, which provides patent-term restoration as compensation for the patent term lost during the FDA regulatory review process. The U.S. Federal Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent-term extension of up to five years beyond the expiration of the patent. The length of the patent-term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug.

European and Other International Government Regulation

In addition to regulations in the U.S. and Canada, our third-party licensees will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, such third-party licensees must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Some countries outside of the U.S. have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the clinical trial application is approved in accordance with a country’s requirements, clinical trial development may proceed.

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

Other Special Regulatory Procedures

Priority Review (U.S.) and Accelerated Assessment (European Union)

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

Other Healthcare Laws and Compliance Requirements

In the U.S., our activities are potentially subject to additional regulation by various federal, state and local authorities in addition to the FDA, including, among others, the Centers for Medicare and Medicaid Services, other divisions of HHS, the DOJ, and individual U.S. Attorney offices within the DOJ and state and local governments.

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

Employees

As of December 31, 2024, we do not have any employees. Our officers are engaged through consulting agreements.

Corporate Information

Easy Energy was incorporated under the laws of the State of Nevada in May 2017. On May 14, 2021, Raphael Israel and Easy Energy completed the Share Exchange, pursuant to which we changed our name to Raphael Pharmaceutical Inc..Our registered address is 4 Lui Paster, Tel Aviv-Jaffa, Israel 6803605. Our website address is https://www.raphaelpharmaceutical.com/. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference. The Securities and Exchange Commission, or SEC, also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov.

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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

●	We have a limited operating history and we have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

●	We have not generated revenue from any product candidate and may never be profitable.

●	We expect that we will need to raise substantial additional funding before we can expect to complete the development of our RA product candidate or any other product candidate. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product candidate development efforts or other operations.

●	The lack of an active trading market could adversely impact our ability to raise working capital and adversely impact our ability to continue operations.

●	We are heavily dependent on the success of our product candidates, which are in various stages of pre-clinical development. We cannot give any assurance that any of our product candidates will proceed to clinical development or that they will receive regulatory approval, which is necessary before they can be commercialized.

●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.

●	We hold no patents on our products, and our business employs proprietary technology (know-how) and information may be difficult to protect and/or infringe on the intellectual property rights of third parties.

●	We manage our business through a small number of officers and key consultants.

●	We will need to expand our organization and we may experience difficulties in recruiting needed additional employees and consultants, which could disrupt our operations.

●	We rely on third parties to conduct our preclinical and, in the future, clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

●	We will rely on third parties to grow and provide us with our active pharmaceutical ingredient, or API, and formulations. Our business could be harmed if those third parties fail to provide us with sufficient quantities of our needed supplies, or fail to do so at acceptable quality levels or prices.

●	We rely on third parties to supply and manufacture our product candidates, and we expect to continue to rely on third parties to manufacture our products, if approved. The development of such product candidates and the commercialization of any products, if approved, could be stopped, delayed, or made less profitable if any such third party fails to provide with sufficient quantities of product candidates or products, or fails to do so at acceptable quality levels or prices, or fails to maintain or achieve satisfactory regulatory compliance.

●	We and our collaborators and contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.

●	Our executive officer, directors and certain stockholders who are beneficial owners of 5% or more of our outstanding Common Stock possess the majority of our voting power, and through this ownership, have the ability to control our Company and our corporate actions.

●	Investors may have difficulty in reselling their shares due to the substantial lack of liquidity of our Common Stock.

●	Because we previously had our registration with the SEC revoked and because our business operations resulted from public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

●	As a former shell company, resales of shares of our restricted Common Stock in reliance on Rule 144 of the Securities Act are subject to the requirements of Rule 144(i).

●	Our headquarters and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel.

●	Conditions in Israel, including the armed conflict between Israel and Hamas, Hezbollah and other terrorist organizations from the Gaza Strip and Lebanon.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history and we have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We are an emerging pharmaceutical research and clinical development company with a limited operating history in our industry. Before the Share Exchange, we did not have any operations dating back to 2011. To date, we have focused almost exclusively on developing our RA product candidate. Raphael Israel has funded its operations to date primarily through proceeds from investors and from its own resources. Other than the funding that Easy Energy received, and which was lent to Raphael Israel after the closing of the Share Exchange, Easy Energy has had no sources of funding since ceasing its operations in 2011. We have only a limited operating history in our current industry upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. To date, we have not generated revenue from the sale of our product candidates (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information). We incurred losses in each year since our inception and, while operational, we have never been profitable and have incurred losses since inception. We expect to continue to incur losses until, and if, a product candidate that we are developing, such as our RA product candidate, receives approval from regulators for commercialization. Our net loss attributable to holders of our ordinary shares for the years ended December 31, 2024 and 2023 was approximately $1.47 million and $1.38 million, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $8.89 million. Substantially all of our operating losses resulted from costs incurred in connection with our development program and from general and administrative costs associated with our operations.

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

We do not believe that our current cash on hand will be sufficient to fund our projected operating requirements. This raises substantial doubt about our ability to continue as a going concern. In addition, the report of our independent registered public accounting firm on our audited financial statements for each of the two years ended December 31, 2024 and 2023 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our audited financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Further reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. If we cannot continue as a going concern, our investors may lose their entire investment in our Common Stock. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through debt or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate research or development plans for, or commercialization efforts with respect to our products.

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

As of December 31, 2024, our cash and cash equivalents were approximately $0.02 million and we had a negative working capital of $0.7 million and an accumulated deficit of $8.89 million. Based upon our currently expected level of operating expenditures, we expect that our existing cash and cash equivalents will only be sufficient to fund operations through the second quarter of 2025. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Our Common Stock is not currently traded on any national securities exchange and is traded on the over-the-counter market with quotations published on the OTC Markets Group, Inc.’s OTCQB tier Venture Market, or OTCQB, under the symbol “RAPH.” Because our Common Stock is considered illiquid, we may find it more difficult to raise capital. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations. For additional information, see “Item 1A. Risk Factors - Risks Related to Ownership of Our Securities - Investors may have difficulty in reselling their shares due to the substantial lack of liquidity of our common stock.”

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

Our RA product candidate and the product candidate that we are seeking to develop for the treatment of inflammation associated with COVID-19 are both in pre-clinical development and will require clinical development (and in some cases additional pre-clinical development), management of non-clinical, clinical and manufacturing activities, regulatory approval, obtaining adequate manufacturing supply, building of a commercial organization and significant marketing efforts before we generate any revenue from product candidate sales. It may be months or years before a pivotal study is initiated, if at all. Any clinical trials in the U.S. will require the approval of an IND application by the FDA, and we cannot assure that we will obtain such approval in a timely manner, or at all. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

We generally plan to seek regulatory approval to commercialize our product candidates in the U.S., the European Union, Israel and other foreign countries. To obtain regulatory approvals we must comply with the numerous and varying regulatory requirements of such countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical studies, commercial sales, pricing and distribution of our product candidates. Even if we are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations would be negatively affected.

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

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical studies;

●	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s safety-benefit ratio for its proposed indication is acceptable;

●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical studies;

●	the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a new drug application, or NDA, in the U.S. or elsewhere;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include but are not limited to:

●	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical studies;

●	delays in reaching a consensus with regulatory agencies on study design;

●	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

●	delays in obtaining required IRB approval at each clinical study site;

●	imposition of a clinical hold by regulatory agencies, after review of an IND, application, or equivalent application, or an inspection of our clinical study operations or study sites;

●	delays in recruiting suitable patients to participate in our clinical studies;

●	difficulty collaborating with patient groups and investigators;

●	failure by our CROs, other third parties or us to adhere to clinical study requirements;

●	failure to perform in accordance with the FDA’s Good Clinical Practices, or GCP, requirements, or applicable regulatory guidelines in other countries;

●	delays in having patients complete participation in a study or return for post-treatment follow-up;

●	patients dropping out of a study;

●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

●	the cost of clinical studies of our product candidates being greater than we anticipate;

●	clinical studies of our product candidates producing negative or inconclusive results, which may result in us deciding, or regulators requiring us, to conduct additional clinical studies or abandon product candidate development programs; and

●	delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing.

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

If our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the U.S.. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP, regulations and Quality System Regulation, or QSR. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP, QSR and adherence to commitments made in any NDA. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

The research, testing, development, manufacturing, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, marketing, distribution, possession and use of our product candidates, among other things, are subject to regulation by numerous governmental authorities in the U.S. and elsewhere. The FDA regulates drugs under the FDCA and implementing regulations. Noncompliance with any applicable regulatory requirements can result in refusal to approve product candidates for marketing, warning letters, product candidate recalls or seizure of product candidates, total or partial suspension of production, prohibitions or limitations on the commercial sale of product candidates or refusal to allow the entering into of federal and state supply contracts, fines, civil penalties and/or criminal prosecution. Additionally, the FDA and comparable governmental authorities have the authority to withdraw product candidate approvals that have been previously granted. Moreover, the regulatory requirements relating to our product candidates may change from time to time and it is impossible to predict what the impact of any such changes may be.

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

Our product candidates may also compete with medical and recreational marijuana, in markets where the recreational and/or medical use of marijuana is legal. There is support in the U.S. for further legalization of marijuana. In markets where recreational and/or medical marijuana is not legal, our product candidates may compete with marijuana purchased in the illegal drug market. We cannot assess the extent to which patients may utilize marijuana obtained illegally for the treatment of the indications for which we are developing our product candidates.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., the principal decisions about coverage and reimbursement for new drugs are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for products such as ours.

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for medicinal products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, was passed. The Affordable Care Act is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and the health insurance industry, impose new taxes and fees on the healthcare industry and impose additional health policy reforms. This law revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states once the provision is effective. Further, the law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. While the U.S. Supreme Court upheld the constitutionality of most elements of the Affordable Care Act in 2012, other legal challenges are still pending final adjudication in several jurisdictions. In addition, Congress has also proposed a number of legislative initiatives, including possible repeal of the Affordable Care Act. At this time, it remains unclear whether there will be any changes made to the Affordable Care Act, whether to certain provisions or its entirety. We can provide no assurance that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

We continue to evaluate the effect that the Affordable Care Act has on our business. Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, the CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2031. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on January 28, 2021, President Biden issued an executive order to initiate a special enrolment period from February 26, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. In addition, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. Affordable Care Act Additional legislative and regulatory changes and judicial challenges to the Affordable Care Act, its implementing regulations and guidance and its policies, remain possible.

It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and any healthcare reform measures of the Trump administration will impact the Affordable Care Act. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The Affordable Care Act, as well as other federal, state and foreign healthcare reform measures that have been and may be adopted in the future, could harm our future revenues.

Risks Related to our Business and Operations

Reduced funding for the FDA and other government agencies and/or potentially shifting priorities under the new administration could hinder the FDA’s and/or those other government agencies’ ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products, provide feedback on clinical trials and development programs, meet with sponsors and otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels; ability to hire and retain key personnel and accept the payment of user fees; and statutory, regulatory, and policy changes, among other factors. Average review times at the agency may fluctuate as a result. In addition, government funding of other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also increase the time necessary for new drugs to be reviewed and/or approved by necessary government agencies or to otherwise respond to regulatory submissions, which would adversely affect our business. For example, the Trump Administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs or treatments. Additionally, over the last several years, the US government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If funding for the FDA is reduced, FDA priorities change, or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We hold no patents on our products, and our business employs proprietary technology (know-how) and information may be difficult to protect and/or infringe on the intellectual property rights of third parties.

Raphael has no patents and therefore, as a result of the Share Exchange, we did not acquire any patents. As such, we currently rely on trade secrets, proprietary know-how, and technology methods that we seek to protect, in part, by confidentiality agreements. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others. We currently do not hold patents from the USPTO.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the U.S., our operations may be directly or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, and marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

International expansion of our business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the U.S. or Israel.

Other than our headquarters and other operations which are located in Israel (as further described below), we currently have limited international operations, but our business strategy incorporates potentially significant international expansion, particularly in anticipation of approval of our product candidates. We plan to maintain sales representatives and conduct physician and patient association outreach activities, as well as clinical trials, outside of the U.S. and Israel. Doing business internationally involves a number of risks, including but not limited to:

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

Following the Share Exchange, our current executive officer, directors and certain stockholders who are beneficial owners of 5% or more of our outstanding Common Stock hold approximately 54.0% of the issued and outstanding voting power of the Company’s outstanding shares. These persons have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our directors and executive officer may have the power, acting alone or together, to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officer may give rise to a conflict of interest with the Company and the Company’s shareholders.

In addition, we have a number of stockholders who are beneficial owners of more than 5% of our outstanding Common Stock, as of March 28, 2025, including our Chief Executive Officer who beneficially owns approximately 24.5% of our issued and outstanding shares, and as such, also may have the ability to prevent us from entering into transactions that could be beneficial to us and/or other shareholders. In addition, we have one additional non-affiliated stockholder who is a beneficial owner of more than 5% of our outstanding Common Stock. Although this non-affiliated stockholder currently does not have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions, obtaining its vote on certain matters may be necessary to effect certain actions that our management and directors otherwise deem to be in the best interests of the Company.

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

We previously were a “shell company” and, as such, sales of our securities pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, cannot be made unless, among other things, at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, as applicable, during the preceding 12 months, other than Form 8-K reports. Because, as a former shell company, the reporting requirements of Rule 144(i) will apply regardless of holding period, restrictive legends on certificates for shares of our Common Stock cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of, the Securities Act. Because our unregistered securities cannot be sold pursuant to Rule 144 unless we continue to meet such requirements, any unregistered securities we issue will have limited liquidity unless we continue to comply with such requirements.

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

We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, or Board, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The requirements of being a reporting company may strain our resources and distract management.

As a reporting company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes- Oxley Act, subject to certain exceptions. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and to obtain attestations of the effectiveness of internal controls by independent auditors.

If we fail to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock and could negatively impact our business.

If material weaknesses or deficiencies in our internal controls exist and go undetected or unremedied, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

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

Further, many Israeli citizens are obligated to perform several days, and in some cases, more, of annual military reserve duty each year until they reach the age of 40 (or older for certain reservists) and, in the event of an escalated military conflict, may be called to active duty. In response to the series of attacks on civilian and military targets in October 2023, there have been significant call-ups of military reservists. As of March 28, 2025, none of our officers and none of our consultants or service providers have been called up to military service. However, if there will be call-ups for reservists in our Company, our operations could be disrupted by such call-ups.

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

It may be difficult to enforce a judgment of a U.S. court against us and our executive officers and directors and the Israeli experts named in this Annual Report in Israel or the U.S., to assert U.S. securities laws claims in Israel or to serve process on our executive officers and directors and these experts.

We were incorporated in Israel. Substantially all of our executive officers and directors reside outside of the U.S., and all of our assets and most of the assets of these persons are located outside of the U.S. Therefore, a judgment obtained against us, or any of these persons, including a judgment based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the U.S. and may not be enforced by an Israeli court. It also may be difficult for you to effect service of process on these persons in the U.S. or to assert U.S. securities law claims in original actions instituted in Israel. Additionally, it may be difficult for an investor, or any other person or entity, to initiate an action with respect to U.S. securities laws in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a time consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against us in Israel, you may not be able to collect any damages awarded by either a U.S. or foreign court. See “Enforceability of Civil Liabilities” for additional information on your ability to enforce a civil claim against us and our executive officers or directors named in this Annual Report.

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

As of the date of this Annual Report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since December 7, 2022 our Common Stock has been quoted on the OTCQB under the symbol “RAPH.” On March 28, 2025, the last reported sale price of our Common Stock on OTCQB was $1 per share. As of March 28, 2025, there were 200 holders of record of our Common Stock. This figure includes an indeterminate number of stockholders who hold their shares in “street name.”

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of our plan of operation.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited annual consolidated financial statements as of December 31, 2024 and December 31, 2023 and accompanying notes appearing elsewhere in this Annual Report. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. All amounts are in U.S. dollars and rounded.

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

We have recently completed a Study, for our lead product candidate for the treatment of RA in the U.S. Encouraged by the promising results of the Study, we will continue to investigate our product for the treatment of autoimmune diseases.

In addition, we are aiming to develop a novel treatment for asthma. At Rambam, we have successfully conducted studies using human-derived immune cells and mouse models to advance our understanding of both COVID-19 and RA products. Due to the similarity of COVID-19 and asthma symptoms, such studies also advance our understanding of asthma and its treatment. Since the volume of COVID-19 testing has been decreasing, we decided to leverage our knowledge and understanding of COVID-19 to study asthma as well.

On February 9, 2022, we filed an application for a clinical trial with the Medical Cannabis Unit of the MOH. On February 16, 2022 we submitted an application with the Helsinki Committee at Rambam for a clinical trial in COVID-19 patients.

In November 2022, we submitted a proposal to the MOH for a clinical trial of a cannabis-based drug aimed at mitigating the deterioration of COVID-19 patients.

On March 27, 2023, the MOH, accepted our proposal for a clinical trial aimed at preventing the deterioration of hospitalized COVID-19 patients.

In April 2024 we began the Study in the U.S., leveraging insights from the pre-clinical experiments we have conducted at the Rambam. This Study aimed to evaluate the Company’s Cannabinoid based formula, or Raphael’s Formula, in patients with active RA. The single-group Study was managed by MindMate, Inc./ dba Citruslabs, or Citruslabs, and conducted in Santa Monica, California, U.S., under IRB approval, in compliance with the FDA regulations and in accordance with applicable industry standards and regulations.

On December 23, 2024, upon a successful completion of the Study, we received the Study results with overall findings that emphasize the clinical potential of Raphael’s Formula and suggest that it may have beneficial effects on symptom management and overall well-being for individuals with RA. For more information about the Study results see “Item 1. Business - Research and Clinical Development Strategy”.

As we move forward, our focus will be on further investigating and refining the formula through continued pre-clinical research. Our goal is to ensure that the formula meets all the necessary standards and regulations set forth by the FDA, allowing us to progress towards clinical treatments.

Our vision is to emerge as a pioneering company at the forefront of formulating pharmaceutical drugs that harness the potential of purified cannabinoids and full-spectrum CBD oil. Our primary mission is to cater to the unmet medical requirements of patients grappling with various disorders, with a particular focus on conditions linked to inflammation, such as autoimmune diseases, asthma, RA and COVID-19.

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

For this purpose, in October 2022, we entered into an agreement with the Medical Cannabis Research Center at Rambam=for the development of a new, patentable formulation that combines purified cannabinoids to treat rheumatoid diseases.

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

●	Nabiximols, better known under the tradename Sativex, is a botanical mouth spray consisting of natural THC and CBD extracts, that received approval in the United Kingdom in 2010 for the alleviation of multiple sclerosis, or MS, symptoms like spasticity, pain and overactive bladder.

●	Dronabinol, better known under the name Marinol, contains mainly THC and is a partial agonist of the cannabinoid receptor type 1, or CB1, in the nervous system and a partial agonist of the cannabinoid receptor type 2, or CB2, in the periphery that activates appetite, mood, cognition, memory and perception. Dronabinol received FDA-approval for use in the U.S. in 1985 for treatment of anorexia in acquired immunodeficiency syndrome, or AIDS, patients and for the prevention of chemotherapy-induced nausea and vomiting, or CINV. A Lack of randomized controlled trials, or RCTs, makes a recommendation for usage of dronabinol as a third-line treatment for CINV difficult. Dronabinol in the form of an oral tablet is known under the trade name Namisol. It has high bioavailability and a long shelf life and is indicated for MS, chronic pain and behavioral disturbances in dementia patients.

●	Nabilone, better known under the tradename Cesamet, contains primarily THC, is approved for use as an anti-emetic and adjunctive analgesic for neuropathic pain, CINV and treatment for anorexia in AIDS patients in Canada, Mexico, the UK and the U.S. Its main usage today is as adjunct medicine for chronic pain management.

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

After four successful years of pre-clinical research at the laboratories of Rambam, which paved the way for the Study in RA patients, we are now advancing our efforts to further develop our product candidates.

Following the completion of the Study, we intend to submit an IND application to the FDA and MOH. See “Item 1. Business - Research and Clinical Development Strategy - Clinical Development Plan” for additional information on the ongoing pre-clinical trial and our planned clinical trial for our RA product candidate.

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

Components of Operating Results

Operating Expenses

Our current operating expenses consist of two components - research and development expenses, and general and administrative expenses. To date, we have not generated any revenues. We do not expect to receive any revenue from our product candidate unless and until we obtain regulatory approval and commercialize our product candidate or enter into agreements with third parties to commercialize them. There can be no assurance that we will receive such regulatory approvals, and if our product candidate is approved, that we will be successful in commercializing them.

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

Comparison of the Year Ended December 31, 2024 to the year ended December 31, 2023

Results of Operations

	For the Year Ended December 31,	For the Year Ended December 31,
	2024	2023
	U.S. dollars in thousands (except for share and per share data)
Operating expenses:
Research and development expenses	$(776)	$(569)
General and administrative expenses	(733)	(763)

Operating loss	(1509	(1332)

Financial expense, net	(10)	(12)

Net loss and comprehensive loss	$(1519)	$(1334)

Basic and diluted net loss per share	$(0.08)	$(0.08)

Weighted average number of shares of ordinary shares used in computing basic and diluted net loss per share	18,674,136	16,716,905

Research and Development Expenses

Our research and development expenses totaled $776 thousand for the year ended December 31, 2024, representing an increase of $207 thousand, or 36.3%, compared to $569 thousand for the year ended December 31, 2023. The increase was primarily attributable to one time share based compensation to one of our executives, which was offset by a lower investment in development activity as a result of lower fund raising during the year.

General and Administrative Expenses

Our general and administrative expenses totaled $733 thousand for the year ended December 31, 2024, representing a decrease of $30 thousand, or 3.9%, compared to $763 thousand for the year ended December 31, 2023. The decrease was primarily attributable to lower professional services fees.

Operating Loss

As a result of the foregoing, our operating loss totaled $1,509 thousand for the year ended December 31, 2024, representing an increase of $177 thousand, or 13.3%, compared to $1,332 thousand for the year ended December 31, 2023.

Financing expense, Net

We recognized financing expense, net of $10 thousand for the year ended December 31, 2024, representing a decrease of $2 thousand, or 16.6%, compared to finance expense, net of $12 thousand for the year ended December 31, 2023. The decrease was considered immaterial.

Net and Comprehensive Loss

As a result of the foregoing, our loss totaled $ 1,519 thousand for the year ended December 31, 2024, representing a increase of $175 thousand, or 13%, compared to $1,344 thousand for the year ended December 31, 2023.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with US GAAP. There are no critical accounting estimates for the years ended December 31, 2024 and 2023. Please see Note 2(a) of our Consolidated Financial Statements for the summary of significant accounting policies.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through equity financing and the issuance of a loan. Additional funding will be required to complete the Company’s research and development and clinical trials, to attain regulatory approvals, to begin the commercialization efforts of the Company’s product and to achieve a level of sales adequate to support the Company’s cost structure. As of December 31, 2024, we had approximately $19 thousand in cash and cash equivalents, and have invested most of our available cash funds in ongoing cash accounts.

Overview

The table below presents our cash flows for the periods indicated:

	For the Year Ended December 31,	For the Year Ended December 31,
	2024	2023
	U.S. dollars in thousands
Cash used in operating activities	$(532)	$(1,203)
Cash provided by investing activities	$-	$-
Cash provided by financing activities	$321	$1,145
Net increase (decrease) in cash and cash equivalents	$(211)	$(58)

Net cash used in operating activities was $532 thousand for the year ended December 31, 2024, compared with net cash used in operating activities of $1,203 thousand for the year ended December 31, 2023. The $671 thousand decrease in the net cash used in operating activities during 2024, compared to 2023, was mainly from lower investment in development activity.

Net cash used in investing activities for the year ended December 31, 2024 was $0 compared to $0 thousand for the year ended December 31, 2023.

Net cash provided by financing activities for the year ended December 31, 2024 was $321 thousand compared to $1,145 thousand for the year ended December 31, 2023. The decrease of $824 thousand in net cash provided by financing activities during 2024 compared to 2023 was mainly due to lower financing activity in 2024.

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

As of December 31, 2024, our cash and cash equivalents were $19 thousand. We believe that our existing cash and cash equivalents will be sufficient to fund our projected cash requirements through the second quarter of 2025. Therefore, we will require significant additional financing in the near future to fund our operations. We currently anticipate that we will require approximately $500 thousand for research and development activities over the course of the next 12 months. We also anticipate that we will require approximately $700 thousand for capital expenditures over such 12-month period, which consists primarily of expenditures for clinical trials and general Company operating costs.

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

Off-Balance Sheet Arrangements

Rambam Research Agreement

On July 17, 2019, we entered into a sponsored Research Agreement with Rambam, pursuant to which the Company agreed to fund a research project, to be performed by Rambam, with a research plan aimed at identifying the effects of different cannabis strains on the function of immune cells. On October 28, 2020, the Company and Rambam agreed to expand the research plan to study the anti-inflammatory activities of cannabis extracts in an RA mouse model. On February 15, 2021, the Company and Rambam agreed to further expand the research plan to study the effect of cannabis extracts on the immunopathology of the COVID-19 disease. The sponsored Researched Agreement is for an initial term of 48 months. On October 23, 2022, the Company and Rambam entered into a supplement to the Research Agreement, or the Supplement Agreement, pursuant to which the Company exercised an option to extend the Research Agreement by additional two years until December 31, 2024, which we plan to extend in 2025.

Pursuant to the Research Agreement, we agreed to pay Rambam $1.4 million in four equal payments, due on the first day of August on each successive year from 2019 through 2022. Pursuant to the Supplement Agreement, we agreed to pay Rambam $960,000 plus VAT in four biannual payments from May 2023 through December 2024. Such amount was later amended to $470,000 plus VAT. Furthermore, in accordance with the terms of the Research Agreement, we and Rambam will have joint ownership of any IP created as a result of research programs covered by such agreement. In connection with the Research Agreement, Rambam agreed not to work, study or develop any technologies with other entities that compete with our work with Rambam for our COVID-19 product candidate or RA product candidate for a term of three and seven years, respectively, from the end of the parties’ collaboration with respect to the COVID-19 product candidate and seven years from the end of the term of the Research Agreement with respect to the RA product candidate.

Subject to commercial sales of any product candidate using the IP created as a part of the research covered by such agreement, Raphael Israel is required to pay Rambam a royalty in an amount equal to 6% of all net sales, subject to certain deductions, such as taxes paid by any purchaser, transportation and shipping costs, and other customary deductions.

On December 25, 2023, the Company received an extension to pay the remaining $350,000 pursuant to the Research Agreement until the end of June 2024. As of the date of this Annual Report, the Company has made all four of the four equal payments due pursuant to the Research Agreement, for a total amount of $1.4 million and $295,000 for the Supplement Agreement (out of the remaining $470,000).

Way of Life Cannabis Agreement

In October 2020, Raphael Israel entered into an engagement agreement with Wolc, pursuant to which, subject to its completing the Share Exchange with Easy Energy, Raphael Israel will be provided with up to 15 liters of CBD oil, from a strain of cannabis during a term of 18 months, to be provided in two to three deliveries of between one to seven liters of CBD oil. In accordance with Raphael Israel’s agreement with Wolc, Raphael Israel has agreed to issue to certain persons affiliated with Wolc 3% of Raphael’s issued and outstanding share capital as of the date of the Share Exchange, to be provided in three equal issuances; provided, however, that such persons may elect to receive a cash payment of $100,000 instead of any one issuance of Raphael’s shares. In addition to the issuance of shares, Raphael Israel has also agreed to pay Wolc a royalty fee equal to 15% of the net royalties generated from sales of Raphael Israel’s pharmaceutical drug products that are developed at Rambam l in Israel.

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

Service Agreement with our Chief Technology Officer

Our Chief Technology Officer, Dr. Igal Louria Hayon, provides services to our Company pursuant to a service agreement, by and between the Company and Dr. Igal Louria Hayon. Pursuant to the terms thereof Dr. Hayon provides consulting services the Company to engage with an array of science consultants and to coordinate collaborations with hospitals on medical cannabis research. Pursuant to such agreement, we agreed to pay our Chief Technology Officer 15% of the Company’s net royalty’s income from worldwide sales of any of the Company’s cannabis-based medical indications treating COVID-19. Pursuant to Dr. Hayon’s service agreement, in the event we will apply for any clinical trial of cannabis-based treatment or will begin any other new cannabis related research, the Corporation will grant Dr. Hayon warrants to purchase up to 350,000 shares of Common Stock at an exercise price of $0.01. On May 1, 2024, the milestone was met and the Company granted to Dr. Igal Louria Hayon warrants to purchase up to 350,000 shares of Common Stock of the Company at an exercise price of $0.01. The warrants expire on April 30, 2026. On March 3, 2025, we entered into a new service agreement with our Chief Technology Officer, substantially on the same terms as the agreement described above, effective as of January 1, 2025 Pursuant to such service agreement, we agreed to pay our Chief Technology Officer a monthly fee of $24,000 and to reimburse him with certain expenses related to his scientific work.

The Company may terminate the service agreement prior to the expiration of its term upon 120 days advance notice and the payment to Dr. Hayon of a termination fee equal to the monthly fees payable through the expiration of its term.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 31, 2024, we conducted an evaluation, under the supervision and participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2024.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. of America.

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

This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the SEC that exempt from this requirement issuers that are neither accelerated filers nor large accelerated filers.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our directors and executive officers and their ages as of March 28, 2025, are set forth in the following table:

Name	Age	Position
Ajay Kumar Dhadha	79	Director and Chairman of the Board of Directors
Shlomo Pilo	71	Chief Executive Officer and Director
Guy Ofir	52	Chief Financial Officer and Director
Dr. Igal Louria Hayon	52	Chief Technology Officer and Director
Dr. Yehuda Eliya	51	Director

Ajay Kumar Dhadha, has been a member of our Board and Chairman of the Board since January 8, 2025. Mr. Dhadha is a diamond dealer and a member of the Israel Diamond Exchange, residing in Israel for the last 45 years. Mr. Dhadha is the founder and owner and Chief Executive Officer of Shanti Gems (1982) Ltd. in Israel, which exports and sells diamonds.

Shlomo Pilo, has been our Chief Executive Officer and a member of our Board since the Share Exchange and previously served in such capacity with Raphael Israel from July 2019. In addition, following the founding of Sheffa Enterprises Inc. in 2009, Mr. Pilo is also engaged in providing food brokering services, representing seven food manufacturers in Europe and North America. Before founding Sheffa Enterprises Inc., Mr. Pilo served as VP Sales & Marketing of Alle Processing Corporation, the world’s largest Glatt Kosher food manufacturer.

Guy Ofir, has been our Chief Financial Officer and a member of our Board since September 27, 2021. Mr. Ofir is a qualified lawyer in Israel and the owner of “Guy Ofir Adv” law firm since 2000, with a main practice in civil and business law. In 2007 he established and registered a company named Easy Energy Inc. that developed a green energy patent. Mr. Ofir owns an investment company, which has invested in land and construction in Romania since 2005.

Dr. Igal Louria-Hayon, has been our Chief Technology Officer and member of our Board since September 27, 2021. Dr. Louria-Hayon serves as a scientific director of the Medical Cannabis Research and Innovation Center at Rambam and Head of the Leukemia & Immunotherapy Research Laboratory in the Clinical Research Institute at Rambam. In addition, Dr. Louria-Hayon served as Senior Research Fellow in the Technion’s Cannabinoid Research Laboratory.

Dr. Yehuda Eliya, has been a member of our Board since September 27, 2021. Dr. Eliya is a partner at one of the largest accounting firms in Israel and the owner of a law firm. Dr. Eliya is the Vice President of the Chamber of Internal Auditors in Israel. In addition, Dr. Eliya is a member of the presidency of ZAKA, a series of volunteer community emergency response teams in Israel, a parliamentary adviser to the Republic of Abkhazia and serves as a director in several non-profit organizations in Israel.

Scientific Advisory Board

Professor Alexandra Balbir-Gurman, Frontline Director of Clinical Trials (Rambam) and Director of the B. Shine Rheumatology Unit at Rambam, a member of the Executive Committee of the Israeli Society of Rheumatology, an active member of the Scleroderma Research Group (EUSTAR) and a member of the EULAR Target US initiative.

Dr. Shachar Eduardo, Frontline Director of Clinical Trials (Rambam), is the Director of the Clinical Immunology Unit at Rambam.

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

Code of Ethics

On March 5, 2025, our Board adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board, our employees (if applicable), officers including our Chief Executive Officer, our Chief Financial Officer and persons performing similar functions. A copy of the Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this Form 10-K.

Our Code of Business Conduct and Ethics is posted on our internet website at www.raphaelpharmaceutical.com. The information on our website is not incorporated by reference into this Annual Report. We intend to satisfy the disclosure requirement under Item 5.05 of a Current Report on Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address specified above.

Insider Trading Policy

On March 5, 2025, we have adopted an insider trading policy governing the purchase, sale and other transactions in our securities that applies to our directors, officers, employees (if applicable), consultants, and other covered persons, including immediate family members and entities controlled by any of the foregoing persons, as well as by the Company itself.

The insider trading policy prohibits, among other things, insider trading and certain speculative transactions in our securities and establishes a regular blackout period schedule during which directors, executive officers, employees, and other covered persons may not trade in the Company’s securities.

The Company believes that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.

We have reviewed all forms provided to us or filed with the SEC. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year.

Committees of the Board of Directors

We do not have an audit or compensation committee and have no independent directors that examine related party transactions. Our Board performs these functions as a whole. Thus, there is a potential conflict in that Board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions. To the extent possible, a majority of the disinterested members of our Board will approve future affiliated transactions. Additionally, because the Company’s Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Nominees to the Board of Directors

During the Company’s 2024 fiscal year, there were no material changes to the procedures by which security holders may recommend nominees to the Board.

Item 11. Executive Compensation.

Summary Compensation Table

The following sets forth the compensation of our Chief Executive Officer and Chief Financial Officer during the fiscal year ended December 31, 2024, and the other persons who served as executive officers during the Company’s fiscal year ended December 31, 2024. Unless otherwise noted, the amounts shown represent what was earned in the Company’s fiscal year ended December 31, 2024.

Summary Compensation Table - Fiscal Year Ended December 31, 2024

Name and principal position	Year (1)	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Shlomo Pilo	2024	$240,000			$-					$240,000
	2023	$244,000			$-					$244,000

Guy Ofir	2024	$144,000		$-	$-					$144,000
	2023	$149,000		$-	$-					$149,000

Dr. Igal Louria-Hayoun	2024	$-			$350,000	(2)				$350,000
	2023	$-			$-					$-

(1)	The information is provided for each fiscal year, which begins on January 1 and ends on December 31.

(2)	Relates to warrants to purchase up to 350,000 common stock of the Company, which were granted during 2024 according to a service agreement.

Service Agreements

During fiscal year 2024, we had the following written agreements with our executive officers, including our Chief Executive Officer, Chief Financial Officer and Chief Technology Officer, who are also members of our Board.

Management and Operations Agreement with our Chief Executive Officer

Our Chief Executive Officer provides services to our Company pursuant to a management and operations agreement between the Company and Sheffa Enterprises, Inc., a New Jersey corporation. Since January 1, 2023, we have paid our Chief Executive Officer a monthly fee of $20,000 for his services. In addition, we issued Mr. Pilo warrants to purchase up to 1,000,000 shares of Common Stock, at an exercise price of $1.12 per share, which shall expire on December 31, 2025. On March 3, 2025, we entered into a new management and operations agreement with our Chief Executive Officer, substantially on the same terms as the agreement described above, effective as of January 1, 2025. The management and operations agreement expires on December 31, 2025.

The Company may terminate the management and operations agreement prior to the expiration of its term upon 120 days advance notice and the payment of a termination fee equal to the lesser of (i) $360,000, or (ii) the monthly fees payable through the expiration of its term. Furthermore, as disclosed in the agreement, We have undertaken to indemnify Sheffa Enterprises, Inc. against and in respect of any and losses arising out of or due to the operation of the business by Raphael Israel, its affiliates, agents, servants and/or employees.

Operations Agreement with our Chief Financial Officer

Our Chief Financial Officer provides services to our Company pursuant to an operations agreement between the Company, Model Engineering &Investments SRL, a Romanian Company, and Guy Ofir. Since January 1, 2023, we have paid our Chief Financial Officer a monthly fee of $12,000. In addition, we granted Mr. Ofir 1,000,000 restricted shares of Common Stock and warrants to purchase up to 1,000,000 shares of Common Stock, at an exercise price of $1.00 per share, which shall expire on December 31, 2025. On March 3, 2025, we entered into a new operations agreement with our Chief Financial Officer, substantially on the same terms as the agreement described above, effective as of January 1, 2025 The operations agreement expires on December 31, 2025.

The Company may terminate the operations agreement prior to the expiration of its term upon 120 days advance notice and the payment to Mr. Ofir of a termination fee equal to the lesser of (i) $120,000, or (ii) the monthly fees payable through the expiration of its term.

Service Agreement with our Chief Technology Officer

Our Chief Technology Officer provides services to our Company pursuant to a service agreement, by and between the Company and Dr. Igal Louria Hayon. Pursuant to the terms thereof Dr. Hayon provides consulting services the Company to engage with an array of science consultants and to coordinate collaborations with hospitals on medical cannabis research. Pursuant to such agreement, we agreed to pay our Chief Technology Officer 15% of the Company’s net royalty’s income from worldwide sales of any of the Company’s cannabis-based medical indications treating COVID-19. Pursuant to Dr. Hayon’s service agreement, in the event we will apply for any clinical trial of cannabis-based treatment or will begin any other new cannabis related research, the Corporation will grant Dr. Hayon warrants to purchase up to 350,000 shares of Common Stock at an exercise price of $0.01. On May 1, 2024, the milestone was met and the Company granted to Dr. Igal Louria Hayon warrants to purchase up to 350,000 shares of Common Stock of the Company at an exercise price of $0.01. The warrants expire on April 30, 2026. On March 3, 2025, we entered into a new service agreement with our Chief Technology Officer, substantially on the same terms as the agreement described above, effective as of January 1, 2025 Pursuant to such service agreement, we agreed to pay our Chief Technology Officer a monthly fee of $24,000 and to reimburse him with certain expenses related to his scientific work.

The Company may terminate the service agreement prior to the expiration of its term upon 120 days advance notice and the payment to Dr. Hayon of a termination fee equal to the monthly fees payable through the expiration of its term.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our Board may recommend adoption of one or more such programs in the future.

See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information.

Restricted Stock Awards

During 2024, we did not grant any restricted stock awards.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding equity awards held by the named executive officers that were outstanding as of December 31, 2024:

Equity Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options / Warrants Exercisable (1) (2) (#)	Number of Securities Underlying Unexercised Options / Warrants Unexercisable (#)	Option / Warrants Exercise Price ($)	Option / Warrants Expiration Date
Shlomo Pilo	12/5/2022	1,000,000	-	1.12	12/31/2025
Guy Ofir	12/5/2022	1,000,000	-	1.00	12/31/2025
Igal Louria Hayon	05/01/2024	350,000	-	0.01	04/30/2026

(1)	Amounts in this column represent warrants granted to each of the directors pursuant to their respective service agreements.

(2)	Unless otherwise indicated, all of the warrants vested upon granting and are exercisable immediately.

Director Compensation

The Company did not pay any fees to their respective directors for attendance at meetings of the Board; however, the Company may adopt a policy of making such payments in the future. The Company may reimburse out-of-pocket expenses incurred by directors in attending Board and committee meetings.

The following table sets forth information concerning compensation accrued or paid to our non-employee directors during the year ended December 31, 2024 for their service on our Board.

Name	Fees earned or paid in cash ($)	Option / Warrant Awards ($)(1)	All other compensation ($)	Total ($)

Igal Louria Hayon	-	$350,000	-	$350,000

(1)	Amounts in this column represent the grant date fair value of warrants granted to each of the directors pursuant to their respective service agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our Common Stock as of March 28, 2025 by:

●	each person, or group of affiliated persons, known to us to be the beneficial owner of at least 5% of our outstanding Common Stock;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to Common Stock. Percentage of shares beneficially owned is based on 19,626,418 shares outstanding on March 28, 2025.

Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, based on information provided to us by such shareholders. Unless otherwise noted below, each beneficial owner’s address is: 4 Lui Paster, Tel Aviv-Jaffa, Israel 6803605.

	No. of Shares Beneficially Owned	Percentage Owned
Holders of more than 5% of our voting securities:

Haim Castro	1,255,325	6.4%

Directors and executive officers:

Guy Ofir	2,312,156	11.2%
Shlomo Pilo	5,083,701	24.5%
Dr. Igal Louria Hayon	1,349,000	6.8%
Dr. Yehuda Eliya	-	-%
Ajay Kumar Dhadha	1,004,820	5.1%
All directors and executive officers as a group (5 persons)	11,005,002	54.0%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Service Agreements with Non-Employee Directors

During fiscal year 2024, we entered into written service agreements with our non-employee directors.

On July 5, 2022 we entered into a service agreement with Yehuda Eliya, pursuant to which Mr. Eliya will serve as a member of our Board. Pursuant to the service agreement, we granted Mr. Eliya warrants to purchase up to 202,000 shares of common stock, at an exercise price of $1.12 per share, which expired unexercised during 2024. On December 25, 2023, we amended Mr. Eliya’s service agreement to extend its expiry date to December 31, 2024. On March 10, 2025, we entered into a new service agreement with Mr. Eliya, substantially on the same terms, effective as of January 1, 2025 Pursuant to such service agreement, we have granted Mr. Eliya warrants to purchase up to 200,000 shares of Common Stock, at an exercise price of $1.0 per share. The warrants will expire on March 10, 2026.

On March 5, 2025, we entered into a service agreement with Ajay Kumar Dhadha, pursuant to which Mr. Dhadha will serve as a member of our Board and as chairman of the Board. Pursuant to the service agreement, on March 5, 2025, we granted Mr. Dhadha 350,000 restricted shares of the Company’s Common Stock and warrants to purchase up to 250,000 shares of Common Stock at an exercise price of $1.00 per share. The warrants will expire on December 31, 2026.

Indemnification Agreements

We have entered into indemnification agreements with our directors pursuant to which we agreed to indemnify each director for any liability he or she may incur by reason of the fact that he or she serves as our director, to the maximum extent permitted by law.

Policies and Procedures for Related-Party Transactions

Our Company does not have any formal written policies or procedures for related party transactions, however in practice, our Board’s reviews and approves all related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest and adherence to standards of business conduct. We have two independent directors on our Board. See Item 13. Certain Relationships and Related Transactions, and Director Independence” for further information.

Director Independence

None of our securities are listed or trade on any securities or currency exchange or other established public trading market. However, the members of our Board have reviewed their relationship with the Company in conjunction with Nasdaq Listing Rule 5605(a)(2) that provides that an “independent director” is ‘a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.’ Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our Board has affirmatively determined that each of Ajay Kumar Dhadha, Prof. Press and Dr. Eliya has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is independent within the meaning of the director independence standards of the Nasdaq rules and the SEC. Our members of the Board have determined that Dr. Louria-Hayon, Mr. Ofir and Mr. Pilo do not qualify as independent directors pursuant to the standards described above.

Our Company does not have a separately designated audit, nominating or compensation committee or committee performing similar functions; therefore, our full Board of directors currently serves in these capacities.

Item 14. Principal Accounting Fees and Services.

We were billed the following fees for professional services rendered by our auditor Elkana Amitai CPA and Weinstein International CPA, or our Former Auditor, for the years ended December 31, 2024 and 2023.

	2024	2023
	U.S. dollars in thousands
Elkana Amitai CPA (1)
Audit fees (2)	29,500	-
Audit - related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	33,500	-

Weinstein International CPA (3)
Audit fees (4)	11,000	30,000
Audit -related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	11,000	30,000

(1)	On September 11, 2024, our Board approved the engagement with Elkana Amitai CPA as the Company’s new independent registered public accounting firm.

(2)	Consists of fees for audit of the Company’s annual financial statements, audit of the financial statements of acquired subsidiaries, the review of interim financial statements included in the Company’s quarterly reports, consents, and the review of other documents filed with the SEC.

(3)	On September 11, 2024, our Board dismissed Weinstein International CPA as the Company’s independent registered public accounting firm, effective September 5, 2024. During the fiscal years ended December 31, 2022 and 2023, and the subsequent interim period through September 5, 2024, there were (i) no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the subject matter of the disagreement in its reports on the Company’s financial statements and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions).

(4)	Consists of fees for audit of the Company’s annual financial statements, audit of the financial statements of acquired subsidiaries, the review of interim financial statements included in the Company’s quarterly reports, consents, and the review of other documents filed with the SEC

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

RAPHAEL PHARMACEUTICAL INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Raphael Pharmaceutical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Raphael Pharmaceutical Inc. and its subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going Concern

The accompanying financial statements have been prepared to assume that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2024, The Company suffered losses from operations and further losses are anticipated in the development of its business. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matters” section of our report.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern- Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company raised substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time. The financial statements for the years under audit have been prepared to assume that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have identified the Going Concern as a critical audit matter because of the significant estimates and assumptions made by management. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the Company’s assessment of Going Concern. See the explanatory paragraph of the opinion paragraph.

How the Critical Audit Matter Was Addressed in the Audit

(i) We evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time. (ii) We obtained information about management’s plans that are intended to mitigate the effect of such conditions or events, and assess the likelihood that such plans can be effectively implemented. (iii) We added an explanatory paragraph to the audit report.

/s/ Elkana Amitai CPA

We have served as the Company’s auditor since 2024

Mitzpe Netofa, Israel

March 31, 2025

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S dollars in thousands (except for share and per share data)

		As of December 31,
	Note	2024	2023
Assets
Current assets:
Cash and cash equivalents		$19	$230
Other current assets	3	6	7	*

Total current assets		25	237	*

Non-Current assets:

Fixed asset, net		2	2

Total assets		$27	$239	*

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Other accounts payable and accrued expenses	4	500	94	*
Short term loan	5	41	-
Payable to related party		228	38

Total current liabilities		769	132	*

Stockholders’ equity (deficit):
Common stock, $0.01 par value:
Authorized: 21,020,560 shares;
Issued and outstanding: 18,701,418 and 18,502,918 as of December 31, 2024 and December 31, 2023, respectively		187	185
Receivable on account of shares		-	(100	)*
Additional paid-in capital		7,960	7,392
Accumulated deficit		(8,889)	(7,370	)*

Total stockholders’ equity (deficit)		(742)	107	*

Total liabilities and stockholders’ equity		$27	$239

(*)	reclassified.

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S dollars in thousands (except for share and per share data)

		For the year ended December 31,
	Note	2024	2023
Research and development expenses	11a	$776	$569

General and administrative expenses	11b	733	763	*

Operating loss		1,509	1,332	*

Total financial expense, net	11c	10	12

Net loss and comprehensive loss		1,519	1,344	*

Basic and diluted net loss per share		0.08	0.08

Weighted average number of common shares used in computing basic and diluted net loss per share		18,674,136	16,716,905

(*)	reclassified.

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES STOCKHOLDERS’ IN EQUITY (DEFICIT)

U.S dollars in thousands (except for share and per share data)

	Common stock		Additional paid-in	Receivable on account of	Accumulated		Total
	Number	Amount	capital	shares	deficit		equity

Balance as of January 1, 2023	15,624,040	$157	$5,975	$-	$(6,026)		$106

Issuance of common stock and warrants	2,677,878	26	1,219	(100)	-		1,145

Issuance of common stock in exchange for services	201,000	2	198	-	-		200

Net loss	-	-	-	-	(1,344	) **	(1,344	) **

Balance as of December 31, 2023	18,502,918	$185	$7,392	$(100)	$(7,370	) **	$107	**

	Common stock		Additional paid-in	Receivable on account of	Accumulated		Total
	Number	Amount	capital	shares	deficit		equity

Balance as of January 1, 2024	18,502,918	$185	$7,392	$(100)	$(7,370	) **	$107 **

Issuance of common stock and warrants	158,500	2	178	100	-		280
Issuance of common stock in exchange for services	40,000	(*	40	-	-		40
Share based compensation expenses	-	-	350	-	-		350
Net loss	-	-	-	-	(1,519)		(1,519)

Balance as of December 31, 2024	18,701,418	187	$7,960	$-	$(8,889)		$(742)

(*)	less than 1 thousand.

(**)	reclassified.

The accompanying notes are an integral part of the consolidated financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S dollars in thousands (except for share and per share data)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities

Net loss	$(1,519)	$(1,344	) **
Adjustments to reconcile net loss to net cash used in operating activities:

Share-based payment in exchange for services	40	200
Share-based compensation	350	-
Depreciation	* )	*	)
Changes in:
Other current assets	1	36
Related parties	190	35
Other accounts payables and accrued expenses	406	(130	) **

Net cash used in operating activities	(532)	(1,203)

Cash flows from investing activities

Purchase of fixed assets	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities

Receipt of a loan	41	-
Proceeds from issuance of common stock and warrants	280	1,145

Net cash provided by financing activities	321	1,145

Change in cash and cash equivalents	(211)	(58)
Cash and cash equivalents at the beginning of the year	230	288

Cash and cash equivalents at the end of the year	$19	$230

Non cash supplement
Issuance of shares for past services (Note 7i)	$-	$200
Exercise of warrants (Note 7n)	$-	$100

(*)	less than 1 thousand.
(**)	reclassified.

The accompanying notes are an integral part of the consolidated financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 1:-	GENERAL

a.

Raphael Pharmaceutical Inc (formerly Easy Energy, Inc.) (“Raphael”, or the “Company”) was incorporated under the laws of the State of Nevada on May 17, 2007. The Company is headquartered in Tel Aviv-Jaffa, Israel. From April 1, 2011 until December 31, 2019, the Company was not active.

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

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, and raising capital. The Company is still in its development and pre-clinical stage and has not yet generated revenues. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of December 31, 2024, the Company’s accumulated deficit was $8,889, the net loss for the year then ended was $1,519 and the net cash used in operating activities was $532.

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

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. ASC 740 prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized. As of December 31, 2024, and 2023, the Company had a full valuation allowance on its deferred tax assets.

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

The net loss per share and the weighted average number of shares used in computing basic and diluted net loss per share is as follows:

	For the Year Ended December 31,
	2024	2023
Numerator:
Net loss applicable to common stockholders	$(1,519)	$(1,344)

Denominator:
Number of shares of common stock used in computing basic and diluted net loss per share	18,674,136	16,716,905
Net loss of shares of common, basic and diluted	$(0.08)	$(0.08)

i.	Leases

In February 2016, the Financial Accounting Standards Borad (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize their leases contracts as assets and liabilities in the consolidated financial statements. Furthermore, the ASU requires the Company to continue recognizing expenses but recognize expenses on their statements of comprehensive loss in a manner similar to current lease accounting. The amendments in this ASU are effective January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, to allow a company to elect an optional modified retrospective transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption.

Effective January 2019, the Company adopted the new lease accounting standard. The Company elected to apply the practical expedients permitted under the transition guidance within the new standard. As such, there was no impact on the Company’s consolidated financial statements as a result of adopting ASU 2016-02. See note 6a for more details.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

j.	Recently adopted accounting pronouncements:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items. The guidance is in effect for the Company for annual periods beginning January 1, 2024 and will be in effect for the interim periods beginning January 1, 2025. Early adoption is permitted. The Company has adopted this standard for the fiscal year 2024 annual financial statements and interim financial statements thereafter and has applied this standard retrospectively for all prior periods presented in the financial statements. See Note 10 – Segment Reporting for further information.

k.	Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires disaggregated information about the effective tax rate reconciliation as well as information on income taxes paid. The guidance will be in effect for the Company for annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03 “Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires more detailed information about specified categories of expenses presented on the face of the income statement, in addition to disclosures about selling expenses. ASU 2024-03 will be in effect for fiscal years beginning after December 15, 2026, with early adoption permitted. The amendment may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating ASU 2024-03 to determine the impact it may have on its consolidated financial statements and related disclosures.

NOTE 3:-	OTHER CURRENT ASSETS

	As of December 31,
	2024	2023

Receivables on account of shares	$-	$-	*
Receivables from governmental authorities	2	7
Prepaid expenses	4	-

	$6	$7	*

(*)	reclassified.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 4:-	OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	As of December 31,
	2024	2023

Account payables	$125	$69	*
Accrued expenses	375	25

	$500	$94	*

(*)	reclassified.

NOTE 5:-	SHORT TERM LOAN

On December 24, 2024, the Company received a short term loan from certain lender in a total of NIS 150 thousand ($41). The loan will be repaid in 4 months including a risk premium of NIS 12 thousand + VAT. The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) are guarantees for the repayment of the loan.

NOTE 6:-	CONTINGENT LIABILITIES AND COMMITMENTS

a.	Lease commitments:

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

On July 17, 2019, we entered into a sponsored research agreement, (the “Research Agreement”), with Rambam Med-Tech Ltd. (“Rambam MT”), pursuant to which the Company agreed to fund a research project, to be performed by Rambam MT, with a research plan aimed at identifying the effects of different cannabis strains on the function of immune cells. On October 28, 2020, the Company and Rambam MT agreed to expand the research plan to study the anti-inflammatory activities of cannabis extracts in an RA mouse model. On February 15, 2021, the Company and Rambam MT agreed to further expand the research plan to study the effect of cannabis extracts on the immunopathology of the COVID-19 disease. The Research Agreement is for an initial term of 48 months. On October 23, 2022, the Company and Rambam MT entered into a supplement to the Research Agreement, or the Supplement Agreement, pursuant to which the Company exercised an option to extend the Research Agreement by additional two years until December 31, 2024.

As of December 31, 2024 the Company paid $1,400.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 6:-	CONTINGENT LIABILITIES AND COMMITMENTS (Cont.)

In October 2022, the Company and Rambam signed a supplement to the Research Agreement, according to which the objective of the new study will be to identify a novel cannabinoid based patentable formulation to treat RA diseases. The total cost of the new study will be $800 + $160 (overhead) + VAT (which consist of $700 + VAT pre-clinical lab research cost, $120 + VAT Mouse model for systemic inflammation and $140 + VAT Mouse model for Rheumatoid Arthritis). The Company’s payments will be according to the payment schedule stipulated in the supplement and will begin in May 2023.

As of December 31, 2024 the Company paid $120.

c.	Way of Life Cannabis research agreement

In October 2020, Raphael entered into an engagement agreement with Way of Life Cannabis Ltd. (“WOLC”), pursuant to which, subject to its completing the Share Exchange with Easy Energy, Raphael will be provided with up to 15 liters of CBD oil, from a strain of cannabis during a term of 18 months, to be provided in two to three deliveries of between one to seven liters of CBD oil.

In accordance with Raphael’s agreement with WOLC, Raphael has agreed to issue to certain persons affiliated with WOLC 3% of Raphael’s issued and outstanding share capital as of the date of the Share Exchange, to be provided in three equal issuances; provided, however, that such persons may elect to receive a cash payment of $100 instead of any one issuance of Raphael’s shares. In addition to the issuance of shares, Raphael has also agreed to pay WOLC a royalty fee equal to 15% of the net royalties generated from sales of Raphael’s pharmaceutical drug products that are developed at Rambam hospital in Israel. In February 2023, the Company and WOLC signed an appendix to the research agreement, according to which the parties agreed that WOLC provided to the Company 12 out of 15 liters of CBD oil, from a strain of cannabis and the Company will transfer to WOLC the remaining stock per research agreement. In addition, WOLC will transfer the remaining 3 liters of CBD oil to the Company upon Company’s request.

On July 27, 2022, the Company issued 100,500 shares of common stock to WOLC in connection with the engagement agreement. The value of such issued shares was based on the value of the service provided, which amounted to $100. In June 2023, the Company issued the remaining 201,000 shares of common stock to WOLC in connection with the services agreement dated October 2020. The value of the shares issued was based on the value of the service provided, which amounted to $200.

d.	Service agreement with executive officers:

During fiscal year 2024, we had the following written agreements with our executive officers, including our CEO, CFO and Chief Technology Officer, who are also members of our Board.

●	Our Chief Executive Officer provides services to our Company pursuant to a management and operations agreement between the Company and Sheffa Enterprises, Inc., a New Jersey corporation. Since January 1, 2023, we have paid our Chief Executive Officer a monthly fee of $20,000 for his services. In addition, we issued Mr. Pilo warrants to purchase up to 1,000,000 shares of Common Stock, at an exercise price of $1.12 per share, which shall expire on December 31, 2025. On March 3, 2025, we entered into a new management and operations agreement with our Chief Executive Officer, substantially on the same terms as the agreement described above, effective as of January 1, 2025. The management and operations agreement expires on December 31, 2025.

The Company may terminate the management and operations agreement prior to the expiration of its term upon 120 days advance notice and the payment of a termination fee equal to the lesser of (i) $360,000, or (ii) the monthly fees payable through the expiration of its term. Furthermore, as disclosed in the agreement, We have undertaken to indemnify Sheffa Enterprises, Inc. against and in respect of any and losses arising out of or due to the operation of the business by Raphael Israel, its affiliates, agents, servants and/or employees

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 6:-	CONTINGENT LIABILITIES AND COMMITMENTS (Cont.)

●

Our Chief Financial Officer provides services to our Company pursuant to an operations agreement between the Company, Model Engineering &Investments SRL, a Romanian Company, and Guy Ofir. Since January 1, 2023, we have paid our Chief Financial Officer a monthly fee of $12,000. In addition, we granted Mr. Ofir 1,000,000 restricted shares of Common Stock and warrants to purchase up to 1,000,000 shares of Common Stock, at an exercise price of $1.00 per share, which shall expire on December 31, 2025. On March 3, 2025, we entered into a new operations agreement with our Chief Financial Officer, substantially on the same terms as the agreement described above, effective as of January 1, 2025 The operations agreement expires on December 31, 2025.

The Company may terminate the operations agreement prior to the expiration of its term upon 120 days advance notice and the payment to Mr. Ofir of a termination fee equal to the lesser of (i) $120,000, or (ii) the monthly fees payable through the expiration of its term.

●

Our Chief Technology Officer provides services to our Company pursuant to a service agreement, by and between the Company and Dr. Igal Louria Hayon. Pursuant to the terms thereof Dr. Hayon provides consulting services the Company to engage with an array of science consultants and to coordinate collaborations with hospitals on medical cannabis research. Pursuant to such agreement, we agreed to pay our Chief Technology Officer 15% of the Company’s net royalty’s income from worldwide sales of any of the Company’s cannabis-based medical indications treating COVID-19. Pursuant to Dr. Hayon’s service agreement, in the event we will apply for any clinical trial of cannabis-based treatment or will begin any other new cannabis related research, the Corporation will grant Dr. Hayon warrants to purchase up to 350,000 shares of Common Stock at an exercise price of $0.01. On May 1, 2024, the milestone was met and the Company granted to Dr. Igal Louria Hayon warrants to purchase up to 350,000 shares of Common Stock of the Company at an exercise price of $0.01. The warrants expire on April 30, 2026. On March 3, 2025, we entered into a new service agreement with our Chief Technology Officer, substantially on the same terms as the agreement described above, effective as of January 1, 2025 Pursuant to such service agreement, we agreed to pay our Chief Technology Officer a monthly fee of $24,000 and to reimburse him with certain expenses related to his scientific work.

The Company may terminate the service agreement prior to the expiration of its term upon 120 days advance notice and the payment to Dr. Hayon of a termination fee equal to the monthly fees payable through the expiration of its term.

NOTE 7:-	STOCKOLDERS’ EQUITY

a.	On November 4, 2022, the Company signed an agreement to raise $100 and to issue 80,000 shares of common stock and 20,000 warrants to purchase common stock at an exercise price of $1.5 per share to certain investor of the Company. The warrants are exercisable until September 30, 2023. The shares of common stock were issued on January 10, 2023.

b.	In December 2022, the Company signed an agreement to raise $20 and to issue 15,750 shares of common stock and 47,250 warrants to purchase common stock at an exercise price of $1.25 per share to certain investor of the Company. The warrants are exercisable until December 31, 2024. The shares of common stock were issued on January 10, 2023.

c.	In December 2022, the Company signed an agreement to raise $200 and to issue 160,000 shares of common stock and 40,000 warrants to purchase common stock at an exercise price of $1.5 per share to certain investor of the Company. The warrants are exercisable until December 31, 2023. The shares of common stock were issued on January 10, 2023.

d.	On December 30, 2022, the Company signed an agreement to raise $7.5 and to issue 6,000 shares of common stock and 18,000 warrants to purchase common stock at an exercise price of $1.25 per share to certain investor of the Company. The warrants are exercisable until February 28, 2024. The investment above and share issuance took place in January 2023.

e.	In January 2023, the Company issued 255,750 shares of common stock following certain share purchase agreements dated November and December 2022.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 7:-	STOCKOLDERS’ EQUITY (Cont.)

f.	On January 8, 2023, certain investor of the Company and the Company signed an agreement to raise $250 and to issue 250,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.13 per share following the exercise of an option for additional investment. The warrants are exercisable until April 30, 2024. In January 2023, the investor and the Company agreed to raise $117 out of the $250 investment. As a result, the Company received $117 and issued 117,000 shares of common stock and the issuance of 100,000 warrants to purchase common stock of the Company were cancelled.

g.	From March through June, 2023, certain investors of the Company and the Company signed an agreement to raise $198 and to issue 170,378 shares of common stock. The shares were issued in April 2023.

h.	In May 2023, certain investor of the Company and the Company signed an agreement to exercise investors warrants into Company’s common stock. In May 2023, the investor transferred $123.

i.	In June 2023, the Company issued 201,000 shares of common stock to Way of Life Cannabis Ltd., or WOLC, in connection with the services agreement dated October 2020. The value of the shares issued was based on the value of the service provided and amounted to $200.

j.	From July through September, 2023, certain investors of the Company exercised their warrants into shares and as such, the Company received $480 (including $123 which was received in May 2023) and issued 1,454,250 shares of common stock.

k.	In September 2023, certain investor of the Company and the Company signed an agreement to raise $50 and to issue 100,000 shares of common stock.

l.	In September 2023, certain investor of the Company and the Company signed an agreement to exercise investors warrants into Company’s common stock for an amount of $180. In September and December 2023, the investor transferred $180 and the Company issued 180,000 shares.

m.	In November 2023, certain investor of the Company and the Company signed an investment agreement according to which the investors transferred $116 and the Company issued 200,500 shares.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 7:-	STOCKOLDERS’ EQUITY (Cont.)

n.

In December 2023, certain investors of the Company and the Company signed an agreement to exercise investors warrants into Company’s common stock for an amount of $100. In December 2023, the Company issued 200,000 shares.

As of December 31, 2023, the consideration for the warrant exercise above was recorded as receivables from issuance of shares.

o.	In January 2024, the Company and certain investors signed an investment agreement according to which the investors transferred $80 and the Company issued 58,500 shares.

p.	In January 2024, the Company signed an agreement to raise $100 and to issue 100,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1 per share to certain investor of the Company. The warrants were exercisable until December 31, 2024.

q.	In January 2024, the Company received $100 from certain shareholder as part of shareholders’ warrants exercise which occurred in December 2023.

r.	In May 2024, the Company issued 40,000 shares in connection with service agreement with certain service provider.

s.	In May 2024, the Company signed an agreement to raise 350,000 warrants to purchase common stock at an exercise price of $0.01 per share to certain investor of the Company.

The following table summarizes information regarding outstanding warrants to purchase the Company’s ordinary shares as of December 31, 2024:

Issuance date	Number of outstanding Warrants	Exercise price per warrant

July 2022	1,000,000	$1
July 2022	1,000,000	$1.12
May 2024	350,000	$0.01

	2,350,000

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 7:-	STOCKOLDERS’ EQUITY (Cont.)

Number of warrants

Outstanding at December 31, 2022	4,341,250
Grants	20,000
Exercised	(1,984,250)
expired	(70,000)

Outstanding at December 31, 2023	2,307,000
Grants	450,000
Exercised	-
expired	(407,000)

Outstanding at December 31, 2024	2,350,000

NOTE 8:-	RELATED PARTIES BALANCES AND TRANSACTIONS

A.	Balances

The following related party payables are included in accounts payable and accrued expenses.

	As of December 31,
	2024	2023
Payables to related party - Officers (*)	228	38
	228	38

(*)	Relates to CEO’s and CFO’s services

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 8:-	RELATED PARTIES BALANCES AND TRANSACTIONS (Cont.)

The Company’s CEO and CFO are guarantees for the repayment of the loan (see note 5).

B.	Transactions

	Year ended December 31,
	2024	2023
Consulting services (*)	240	244
Stock-based compensation	350
CFO fee (**)	144	149
	734	393

(*)	Including salary expenses to the Company’s CEO and CFO. For further details on the consulting agreement with Company’s CEO, refer to Note 6d.

(**)	Including legal services provided to Company’s subsidiary by Company’s CFO with respect to an agreement between the Company and its CFO.

NOTE 9:-	TAXES ON INCOME

Income tax rates applicable to the Company in 2024 and 2023 was 21%.

b.	Foreign income tax:

1.	Income tax rates:

Presented hereunder are the income tax rates relevant to the Company’s Israeli subsidiary

2023 - 23%
2024 - 23%

2.

As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards of approximately $3,210 available to reduce future taxable income. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Losses from 2018 and forward that can only offset 80% of taxable income in a future year.

The Company’s Israeli subsidiary have estimated total available carryforward operating tax losses for Israeli income tax purposes of approximately $3,755 as of December 31, 2024.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forward	$6,965	$5,741

Deferred tax asset before valuation allowance	1,538	1,270
Valuation allowance	(1,538)	(1,270)

Net deferred tax asset	$-	$-

d.	Reconciliation of the theoretical tax expense to the actual tax expense:

The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

	Year ended December 31,
	2024	2023

Net loss, as reported in the consolidated statements of comprehensive loss	$1,519	$1,344	*
Statutory tax rate	21%	21%
Computed “expected” tax income	319	282	*
Valuation allowance	(319)	(282	)*

Taxes on income	$-	$-

(*)	reclassified.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 10:-	SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s business is comprised of one operating segment.

The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis.

The CODM uses consolidated net loss to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of budget between Research and development and General and Administrative expenses. Segment assets that are reviewed by the CODM are reported within the Consolidated Balance Sheet as consolidated total assets.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31
	2024	2023

Clinical developments	$776	569
Other segments expenses	743	775	*

	$1,519	$1,344	*

(	*)	reclassified.

NOTE 11:-	SELECTED STATEMENTS OF COMPREHENSIVE LOSS DATA

a.	Research and development expenses:

	For the Year Ended December 31
	2024	2023

Subcontractors and consultants	$415	$530
Share based payment	350	-
Laboratory services	11	39

	$776	$569

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 11:-	SELECTED STATEMENTS OF COMPREHENSIVE LOSS DATA (Cont.)

b.	General and administrative expenses:

	For the Year Ended December 31
	2024	2023
Professional services	$483	$501	*
Consulting services	244	255
Rent and office maintenance	3	6
Others	3	1

	$733	$763	*

(*)	reclassified.

c.	Financial expenses, net:

	For the Year Ended December 31
	2024	2023
Bank fees	$2	$3
Exchange rate differences	8	9
Total financial expenses, net	$10	$12

NOTE 12:- EXPLANATION OF RECLASSIFICATION FOR DECEMBER 31, 2023

		For the Years Ended
		December 31, 2024
	Original	Change	Restated
Other current assets	$107	$(100)	$7
Receivable on account of shares	-	(100)	(100)

Other accounts payable and accrued expenses	34	60	94
Accumulated deficit	(7310)	(60)	(7,370)
General and administrative expenses	703	60	763
Operating loss	(1,272)	(60)	(1,332)
Net loss	(1,284)	(60)	(1,344)
Changes in Other accounts payables and accrued expenses	(190)	60	(130)

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 13:- SUBSEQUENT EVENTS

On January 16, 2025, the Company signed an agreement to raise $90 and to issue 115,000 shares of common stock and 55,000 warrants to purchase common stock at an exercise price of $1 per share to certain investor of the Company. The warrants will expire on July 15, 2026.

On January 30, 2025, the Company signed an agreement to raise $50 and to issue 200,000 shares of common stock.

On March 2, 2025, the Company signed an agreement to raise $100 and to issue 200,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1 per share to Company's chief executive officer. The warrants will expire on July 15, 2026.

On March 21, 2025, the Company signed an agreement to raise $25 and to issue 50,000 shares of common stock and 10,000 warrants to purchase common stock at an exercise price of $1 per share to certain investor of the Company. The warrants will expire on March 15, 2026.

In February 2025, the Company issued 40,000 shares in connection with a service agreement with a certain service provider.

On March 5, 2025, the Company entered into a service agreement with Ajay Kumar Dhadha, pursuant to which Mr. Dhadha will serve as a member of our Board and as chairman of the Board. Pursuant to the service agreement, on March 5, 2025, the Company granted Mr. Dhadha 350,000 restricted shares of the Company’s Common Stock and warrants to purchase up to 250,000 shares of Common Stock at an exercise price of $1.00 per share. The warrants will expire on December 31, 2026.

On March 10, 2025, the Company updated a service agreement with one of Company's directors and extended the service term until December 31, 2025. As compensation for the services, the director will be granted with warrants to purchase up to 200,000 of the Company's common stock at an exercise price of $1 per share. The warrants will expire on December 31, 2025. The warrants weren't granted yet.

On March 21, 2025, the Company signed an agreement to raise $10 and to issue 10,000 shares of common stock and warrants to purchase up to 5,000 of the Company’s common stock at an exercise price of $2.5 per share to a certain investor of the Company. The warrants will expire on March 15, 2026.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

3.2	Bylaws (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

4.1	Description of Securities (incorporated by reference from our Annual Report on Form 10-K filed March 30, 2022).

10.1	Contractual Agreement between Raphael Pharmaceutical Ltd. and Way of Life Cannabis Ltd. (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

10.2	Sponsored Research Agreement with Rambam Med-Tech Ltd. (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

10.3	Supplement to Sponsored Research Agreement with Rambam Med-Tech Ltd. (incorporated by reference from our quarterly report on Form 10-Q filed November 14, 2022)

10.4	English Translation of the Amendment to the Service Agreement by and between the Company and Yehuda Eliya, dated December 25, 2023 (incorporated by reference from our Annual Report on Form 10-K filed March 28, 2024).

10.5*	Management and Operations Agreement by and between the Company and Sheffa Enterprises, Inc., dated March 3, 2025.

10.6*	Operations Agreement by and between the Company and Model Engineering & Investments SRL and Guy Ofir, dated March 3, 2025.

10.7*	Service Agreement by and between the Company and Dr. Igal Louria Hayon, dated March 3, 2025.

10.8*	Service Agreement by and between the Company and Prof. Eliya Yehuda, dated March 10, 2025.

10.9*	Director and Chairman of the Board Service Agreement by and between the Company and Ajay Kumar Dhadha, dated March 5, 2025.

14.1*	Code of Business Conduct and Ethics.

16.1	Letter from Weinstein International CPA, addressed to the Securities and Exchange Commission, dated September 11, 2024 (incorporated by reference from our Current Report on Form 8-K filed September 11, 2024).

19.1*	Insider Trading Policy.

21.1	List of Subsidiaries of the Company (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2024 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehnesive Loss, (iii) the Statements of Changes in Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.**

104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPHAEL PHARMACEUTICAL INC.

Date: March 31, 2025	By:	/s/ Shlomo Pilo
Shlomo Pilo Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Guy Ofir
Guy Ofir
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2025	By:	/s/ Ajay Kumar Dhadha
Ajay Kumar Dhadha
Chairman of the Board of Directors

Date: March 31, 2025	By:	/s/ Shlomo Pilo
Shlomo Pilo
Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2025	By:	/s/ Guy Ofir
Guy Ofir
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2025	By:	/s/ Yehuda Eliya
Yehuda Eliya
Director

Date: March 31, 2025	By:	/s/ Igal Louria Hayon
Igal Louria Hayon
Chief Technology Officer and Director