Form 10-Q
period 2025-03-31
Raphael Pharmaceutical Inc.
filed 2025-05-15
CIK 1415397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 15 2025: 19,626,418.

i

Item 1. Financial Statements

RAPHAEL PHARMACEUTICAL INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF MARCH 31, 2025

UNAUDITED

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - -

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

U.S dollars in thousands (except for share and per share data)

	As of March 31,	As of December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$50	$19
Other current assets	41	6

Total current assets	91	25

Fixed assets, net	2	2

Total assets	$93	$27

Liabilities and stockholders’ equity

Current liabilities:
Short-term credit from a related party	41	41
Other accounts payables and accrued expenses	379	500
Payable to related party	407	228

Total current liabilities	827	769

Stockholders’ equity (deficit):
Common stock, $0.01 par value:

Authorized: 21,020,560 shares at March 31, 2025 and December 31, 2024;

Issued and outstanding: 19,626,418 and 18,701,418 at March 31, 2025 and December 31, 2024, respectively;	196	187
Additional paid-in capital	8,388	7,960
Accumulated deficit	(9,318)	(8,889)

Total stockholders’ equity (deficit)	(734)	(742)

Total liabilities and stockholders’ equity (deficit)	$93	$27

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

U.S dollars in thousands (except for share and per share data)

	Three months ended March 31,
	2025	2024
	Unaudited

Research and development expenses	$72	$379

General and administrative expenses	353	168

Operating loss	425	547

Total financial expense	4	3

Net loss	$429	$550

Basic and diluted net loss per share	$0.02	$0.03

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	19,626,418	18,616,551

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

	Common stock		Additional paid-in	Accumulated
	Number	Amount	capital	deficit	Total equity

Balance as of January 1, 2024	18,502,918	$185	$7,392	$(7,310)	$267

Issuance of common stock and warrants	158,500	2	178	-	180

Net loss	-	-	-	(550)	(550)

Balance as of March 31, 2024	18,661,418	$187	$7,570	$(7,860)	$(103)

	Common stock		Additional paid-in	Accumulated
	Number	Amount	capital	deficit	Total equity

Balance as of January 1, 2025	18,701,418	$187	$7,960	$(8,889)	$(742)

Issuance of common stock and warrants	575,000	6	234	-	240

Share based compensation	350,000	$3	194		$197

Net loss	-	-	-	(429)	(429)

Balance as of March 31, 2025	19,626,418	$196	$8,388	$(9,318)	$(734)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S dollars in thousands (except for share and per share data)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities

Net loss	$(429)	$(550)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	(* )	(* )
Stock based compensation	197	-

Changes in:
Other current assets	(35)	(6)
Account payables and related party	58	384

Net cash used in operating activities	(209)	(172)

Cash flows from investing activities

Purchase of fixed assets	-	(1)

Net cash used in investing activities	-	(1)

Cash flows from financing activities

Issuance of common stock and warrants**	240	180
Receipt for warrants exercise	-	50
Net cash provided by financing activities	240	230

Change in cash and cash equivalents	31	57
Cash and cash equivalents at the beginning of the period	19	230

Cash and cash equivalents at the end of the period	$50	$287

(*)	less than $1 thousand

**	In March 2025,a company's director was granted 350,000 shares and 250,000 options in exchange for his services.

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

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, and raising capital. The Company is still in its development and clinical stage and has not yet generated revenues. The extent of the Company's future operating losses and the timing of becoming profitable are uncertain. As of March 31, 2025, the Company's accumulated deficit was $9,318. The Company has funded its operations to date primarily through equity financing and the issuance of a loan.

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

These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2024. The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2024, are applied consistently in these interim financial statements.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

NOTE 4:-	SHAREHOLDERS’ EQUITY

On January 16, 2025, the Company signed an agreement to raise $55 and to issue 115,000 shares of common stock and 55,000 warrants to purchase common stock at an exercise price of $1.00 per share to certain investor of the Company. The warrants will expire on July 15, 2026.

On January 30, 2025, the Company signed an agreement to raise $50 and to issue 200,000 shares of common stock.

On March 2, 2025, the Company signed an agreement to raise $100 and to issue 200,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.00 per share to Company's chief executive officer. The warrants will expire on July 15, 2026.

On March 21, 2025, the Company signed an agreement to raise $25 and to issue 50,000 shares of common stock and 10,000 warrants to purchase common stock at an exercise price of $1.00 per share to certain investor of the Company. The warrants will expire on March 15, 2026.

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

On March 10, 2025, the Company updated a service agreement with one of Company's directors and extended the service term until December 31, 2025. As compensation for the services, the director will be granted with warrants to purchase up to 200,000 of the Company's common stock at an exercise price of $1.00 per share, with a total value of $22. The warrants will expire on December 31, 2025.

On March 21, 2025, the Company signed an agreement to raise $10 and to issue 10,000 shares of common stock and warrants to purchase up to 5,000 of the Company’s common stock at an exercise price of $2.50 per share to a certain investor of the Company. The warrants will expire on March 15, 2026.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

NOTE 5:	RELATED PARTY BALANCES AND TRANSACTIONS

On March 2, 2025, the Company signed an agreement to raise $100 and to issue 200,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.00 per share to Company's chief executive officer. The warrants will expire on July 15, 2026.

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

On March 10, 2025, the Company updated a service agreement with one of Company's directors and extended the service term until December 31, 2025. As compensation for the services, the director will be granted with warrants to purchase up to 200,000 of the Company's common stock at an exercise price of $1.00 per share, with a total value of $22. The warrants will expire on December 31, 2025.

A.	Balances

The following related party payables are included in accounts payable and accrued expenses.

	As of March 31,	As of December 31,
	2025	2024
	(Unaudited)	(Audited)
Payables to related party - Officers (*)	407	228
Short-term credit from related party (**)	41	41

(*)	Relates to Chief Executive Officer’s and Chief Financial Officer’s services

(**)	Relates to a director. The director was appointed during the first quarter of 2025.

The Company’s Chief Executive Officer and Chief Financial Officer are guarantees for the repayment of the loan.

B.	Transactions

	Three months ended March 31,
	2025	2024
Consulting services	132	60
Stock-based compensation	197	-
Chief Financial Officer fee	36	36
	365	96

NOTE 6:-	SUBSEQUENT EVENTS

In April 2025, the Company reached an agreement with one of its suppliers to reduce an outstanding debt of $120 thousand to $40 thousand. Furthermore, the parties agreed to discuss, subject to the supplier's choice, about the potential issuance of Company’s shares of common stock to such supplier.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or the Quarterly Report.

On May 14, 2021, Raphael Pharmaceutical Ltd., an Israeli company, and Easy Energy, Inc., a Nevada corporation, completed a share exchange agreement, or the Share Exchange, pursuant to which the shareholders of Raphael Pharmaceutical Ltd. became the holders of 90% of the issued and outstanding share capital of Easy Energy, Inc., while Easy Energy, Inc.’s shareholders hold, following the share exchange, 10% of Easy Energy, Inc. On May 19, 2021, as agreed by the parties to the Share Exchange, Easy Energy, Inc. changed its name to Raphael Pharmaceutical Inc. Unless otherwise mentioned or unless the context requires otherwise, when used in this Quarterly Report, the terms “Raphael,” “Company,” “we,” “us,” and “our” refer to Raphael Pharmaceutical Inc. and its subsidiary, Raphael Pharmaceutical Ltd., or Raphael Israel. References to Easy Energy are to Easy Energy, Inc. Unless otherwise mentioned or unless the context requires otherwise, the information provided in this Quarterly Report relates to Raphael Israel.

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws, which includes information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as “Item 1A. Risk Factors” in Part II of this Quarterly Report for additional risks that could adversely impact our business and financial performance.

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

We have recently completed a proof-of-concept clinical study, or Study, for our lead product candidate for the treatment of RA in the United States. Encouraged by the promising results of the Study, we will continue to investigate our product for the treatment of autoimmune diseases.

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

In April 2024 we began the Study in the United States, leveraging insights from the pre-clinical experiments we have conducted at the Rambam. This Study aimed to evaluate the Company’s Cannabinoid based formula, or Raphael’s Formula, in patients with active RA. The single-group Study was managed by MindMate, Inc./ dba Citruslabs, or Citruslabs, and conducted in Santa Monica, California, United States, under Institutional Review Board, or IRB, approval, in compliance with applicable FDA regulations and in accordance with applicable industry standards and regulations. An IRB is an appropriately constituted group that has been formally designated to review and monitor biomedical research involving human subjects.

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

●	Nabiximols, better known under the tradename Sativex, is a botanical mouth spray consisting of natural THC and CBD extracts, that received approval in the United Kingdom in 2010 for the alleviation of multiple sclerosis, or MS, symptoms like spasticity, pain and overactive bladder.

●	Dronabinol, better known under the name Marinol, contains mainly THC and is a partial agonist of the cannabinoid receptor type 1, or CB1, in the nervous system and a partial agonist of the cannabinoid receptor type 2, or CB2, in the periphery that activates appetite, mood, cognition, memory and perception. Dronabinol received FDA-approval for use in the United States in 1985 for treatment of anorexia in acquired immunodeficiency syndrome, or AIDS, patients and for the prevention of chemotherapy-induced nausea and vomiting, or CINV. A Lack of randomized controlled trials, or RCTs, makes a recommendation for usage of dronabinol as a third-line treatment for CINV difficult. Dronabinol in the form of an oral tablet is known under the trade name Namisol. It has high bioavailability and a long shelf life and is indicated for MS, chronic pain and behavioral disturbances in dementia patients.

●	Nabilone, better known under the tradename Cesamet, contains primarily THC, is approved for use as an anti-emetic and adjunctive analgesic for neuropathic pain, CINV and treatment for anorexia in AIDS patients in Canada, Mexico, the UK and the United States. Its main usage today is as adjunct medicine for chronic pain management.

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

Critical Accounting Estimates

Our financial statements are prepared in accordance with U.S. GAAP. There are no critical accounting estimates for the years ended December 31, 2024, and 2023. Also, please see Note 2 of Part I, Item 1 of this Quarterly Report for the summary of significant accounting policies.

Results of Operations

Three months ended March 31, 2025, compared to the three months ended March 31, 2024

Revenues. We had no revenues during the three months ended March 31, 2025, and March 31, 2024.

Research and Development Expenses. Our research and development expenses totaled $72,000 for the three months ended March 31, 2025, representing a decrease of $307,000, or 81%, compared to $379,000 for the three months ended March 31, 2024. The decrease was primarily attributable to expenses related to the Company’s research and development activities with Rambam.

General and Administrative Expenses. Our general and administrative expenses totaled $353,000 for the three months ended March 31, 2025, representing an increase of $185,000, or 110%, compared to $168,000 for the three months ended March 31, 2024. The increase was primarily attributable to stock-based compensation to a director.

Operating Loss. Our operating loss totaled $425,000 for the three months ended March 31, 2025, representing a decrease of $122,000, or 22%, compared to $547,000 for the three months ended March 31, 2024. The decrease was primarily due to a decrease in our research and development expenses, offset by the increase in general and administrative costs.

Financial expense (income), net. We recognized financial expense, net, of $4,000 for the three months ended March 31, 2025, representing an increase of $1,000, or 33%, compared to financial expenses, net of $3,000 for the three months ended March 31, 2024. The Company considers the decrease to be immaterial.

Net Loss. Our net loss totaled $429,000 for the three months ended March 31, 2025, representing a decrease of $121,000, or 22%, compared to $550,000 for the three months ended March 31, 2024. The decrease was primarily due to a decrease in our research and development expenses, offset by the increase in general and administrative costs.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through our founder’s capital and capital received from Easy Energy, Inc. As of March 31, 2025, we had $50,000 in cash and cash equivalents and have invested most of our available cash funds in ongoing cash accounts.

Net cash used in operating activities was $209,000 for the three months period ended March 31, 2025, compared with net cash used in operating activities of $172,000 for the corresponding period in 2024. The $37,000 increase in the net cash used in operating activities during the three months period ended March 31, 2025, compared to the same period in 2024, was primarily due to a decrease in changes in other payables.

There was no net cash used in investing activities for the three months period ended March 31, 2025, compared to $1,000 net cash used in investing activities for the corresponding period in 2024. The Company considers the change to be immaterial.

Net cash provided by financing activities for the three months period ended March 31, 2025 was $240,000 compared to $230,000 for the same period in 2024. The increase in net cash provided by financing activities during the three months period ended March 31, 2025 compared to the corresponding period in 2024 was mainly due to issuance of shares during the period ended March 31, 2025.

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

On December 25, 2023, the Company received an extension to pay the remaining $350,000 pursuant to the Research Agreement until the end of June 2024. As of the date of this Quarterly Report, the Company has made all four of the four equal payments due pursuant to the Research Agreement, for a total amount of $1.4 million and $295,000 for the Supplement Agreement (out of the remaining $470,000).

Way of Life Cannabis Agreement

In October 2020, Raphael Israel entered into an engagement agreement with Wolc, pursuant to which, subject to its completing the Share Exchange with Easy Energy, Raphael Israel will be provided with up to 15 liters of CBD oil, from a strain of cannabis during a term of 18 months, to be provided in two to three deliveries of between one to seven liters of CBD oil. In accordance with Raphael Israel’s agreement with Wolc, Raphael Israel has agreed to issue to certain persons affiliated with Wolc 3% of Raphael’s issued and outstanding share capital as of the date of the Share Exchange, to be provided in three equal issuances; provided, however, that such persons may elect to receive a cash payment of $100,000 instead of any one issuance of Raphael’s shares. In addition to the issuance of shares, Raphael Israel has also agreed to pay Wolc a royalty fee equal to 15% of the net royalties generated from sales of Raphael Israel’s pharmaceutical drug products that are developed at Rambam in Israel.

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

As of March 31, 2025, our cash and cash equivalents were $50,000. We believe that our existing cash and cash equivalents will not be sufficient to fund our projected cash requirements through the third quarter of 2025. Therefore, we will require significant additional financing in the near future to fund our operations. We currently anticipate that we will require approximately $500 thousand for research and development activities over the course of the next 12 months. We also anticipate that we will require approximately $700 thousand for capital expenditures over such 12-month period, which consists primarily of expenditures for clinical trials and general Company operating costs.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2025, we conducted an evaluation, under the supervision and participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2025.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K, as filed with the SEC on March 31, 2025.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as filed with the SEC on March 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On January 16, 2025, the Company signed an agreement to raise $55 and to issue 115,000 shares of common stock and 55,000 warrants to purchase common stock at an exercise price of $1.00 per share to a certain investor of the Company. The warrants will expire on July 15, 2026.

On January 30, 2025, the Company signed an agreement to raise $50 and to issue 200,000 shares of common stock to a certain investor of the Company.

On March 2, 2025, the Company signed an agreement to raise $100 and to issue 200,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.00 per share to Company's Chief Executive Officer. The warrants will expire on July 15, 2026.

On March 10, 2025, the Company updated a service agreement with one of Company's directors and extended the service term until December 31, 2025. As compensation for the services, the director will be granted with warrants to purchase up to 200,000 of the Company's common stock at an exercise price of $1.00 per share. The warrants will expire on December 31, 2025.

On March 21, 2025, the Company signed an agreement to raise $25 and to issue 50,000 shares of common stock and 10,000 warrants to purchase common stock at an exercise price of $1.00 per share to a certain investor of the Company. The warrants will expire on March 15, 2026.

On March 21, 2025, the Company signed an agreement to raise $10 and to issue 10,000 shares of common stock and warrants to purchase up to 5,000 of the Company’s common stock at an exercise price of $2.50 per share to a certain investor of the Company. The warrants will expire on March 15, 2026.

We claimed exemption from registration under the Securities Act, for the foregoing transactions under Section 4(a)(2) of the Securities Act.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

3.2	Bylaws (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

10.1*	Form of Subscription Agreement.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAPHAEL PHARMACEUTICAL INC.

Date: May 15, 2025	By:	/s/ Shlomo Pilo
	Name:	Shlomo Pilo
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Guy Ofir
	Name:	Guy Ofir
	Title:	Chief Financial Officer (Principal Financial Officer)