Form 10-Q
period 2025-06-30
Raphael Pharmaceutical Inc.
filed 2025-08-13
CIK 1415397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 12, 2025: 19,626,418.

i

Item 1. Financial Statements

RAPHAEL PHARMACEUTICAL INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF JUNE 30, 2025

UNAUDITED

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - -

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

U.S dollars in thousands (except for share and per share data)

	As of June 30,	As of December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$20	$19
Other current assets	8	6

Total current assets	28	25

Fixed assets, net	2	2

Total assets	$30	$27

Liabilities and stockholders’ equity

Current liabilities:
Short-term credit from a related party	41	41
Other account payables and accrued expenses	473	500
Payable to related party	564	228

Total current liabilities	1,078	769

Stockholders’ equity (deficit):
Common stock, $0.01 par value:

Authorized: 21,020,560 shares at June 30, 2025, and December 31, 2024;

Issued and outstanding: 19,626,418 and 18,701,418 at June 30, 2025 and December 31, 2024, respectively;	196	187
Additional paid-in capital	8,396	7,960
Accumulated deficit	(9,640)	(8,889)

Total stockholders’ equity (deficit)	(1,048)	(742)

Total liabilities and stockholders’ equity (deficit)	$30	$27

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

U.S dollars in thousands (except for share and per share data)

	Six months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024
	Unaudited		Unaudited

Research and development expenses	$213	$403	$141	$24

General and administrative expenses	527	393	174	225

Operating loss	740	796	315	249

Total financial expense	11	2	7	(1)

Net loss	751	798	322	248

Basic and diluted net loss per share	0.04	0.04	0.02	0.01

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	19,370,534	18,646,401	19,626,418	18,676,084

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

	Common stock			Additional paid-in	Accumulated	Total
	Number	Amount		capital	deficit	equity

Balance as of January 1, 2024	18,502,918	$185		$7,392	$(7,310)	$267

Issuance of common stock and warrants	158,500	2		178	-	180
Net loss	-	-		-	(550)	(550)

Balance as of March 31, 2024	18,661,418	$187		$7,570	$(7,860)	$(103)

Issuance of common stock in exchange for services	40,000	(*	)	61	-	61
Net loss	-	-		-	(248)	(248)

Balance as of June 30, 2024	18,701,418	187		$7,631	$(8,108)	$(290)

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2025	18,701,418	$187	$7,960	$(8,889)	$(742)

Issuance of common stock and warrants	575,000	6	234	-	240

Share based compensation	350,000	3	194		197

Net loss	-	-	-	(429)	(429)

Balance as of March 31, 2025	19,626,418	$196	$8,388	$(9,318)	$(734)

Share based compensation			8	-	8
Net loss	-	-	-	(322)	(322)

Balance as of June 30, 2025	19,626,418	196	$8396	$(9,640)	$(1,048)

(*)	Less than 1 thousand.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S dollars in thousands (except for share and per share data)

	Six months ended June 30
	2025	2024
Cash flows from operating activities

Net loss	$(751)	$(798)
Adjustments to reconcile net loss to net cash used in operating activities:

Share-based payment in exchange for services	205	61
Depreciation	(* )	(* )

Changes in:
Other current assets	(2)	1
Related parties	336	-
Account payables and accrued expenses	(27)	346

Net cash used in operating activities	(239)	(390)

Cash flows from financing activities

Issuance of common stock and warrants	240	280
Advance payment on account of shares	-	-
Net cash provided by financing activities	240	280

Change in cash and cash equivalents	1	(110)
Cash and cash equivalents at the beginning of the period	19	230

Cash and cash equivalents at the end of the period	$20	$120

(*)	Less than 1 thousand.

**	During the reporting period, 350,000 shares and 450,000 warrants were granted to 2 directors in exchange for their services.

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

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, and raising capital. The Company is still in its development and clinical stage and has not yet generated revenues. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of June 30, 2025, the Company’s accumulated deficit was $9,640. The Company has funded its operations to date primarily through equity financing and the issuance of a loan.

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

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

On March 2, 2025, the Company signed an agreement to raise $100 and to issue 200,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.00 per share to Company’s chief executive officer. The warrants will expire on July 15, 2026.

On March 21, 2025, the Company signed an agreement to raise $25 and to issue 50,000 shares of common stock and 10,000 warrants to purchase common stock at an exercise price of $1.00 per share to certain investor of the Company. The warrants will expire on March 15, 2026.

On March 5, 2025, the Company entered into a service agreement with Ajay Kumar Dhadha, pursuant to which Mr. Dhadha will serve as a member of our Board and as chairman of the Board. Pursuant to the service agreement, on March 5, 2025, the Company granted Mr. Dhadha 350,000 restricted shares of the Company’s Common Stock and warrants to purchase up to 250,000 shares of Common Stock at an exercise price of $1.00 per share, with a total value of $22. The warrants will expire on December 31, 2026.

On March 10, 2025, the Company updated a service agreement with one of Company’s directors and extended the service term until December 31, 2025. As compensation for the services, the director will be granted with warrants to purchase up to 200,000 of the Company’s common stock at an exercise price of $1.00 per share, with a total value of $8. The warrants will expire on March 10, 2026.

On March 21, 2025, the Company signed an agreement to raise $10 and to issue 10,000 shares of common stock and warrants to purchase up to 5,000 of the Company’s common stock at an exercise price of $2.50 per share to a certain investor of the Company. The warrants will expire on March 15, 2026.

NOTE 5:-	RELATED PARTY BALANCES AND TRANSACTIONS

On March 2, 2025, the Company signed an agreement to raise $100 and to issue 200,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.00 per share to Company’s chief executive officer. The warrants will expire on July 15, 2026.

On March 5, 2025, the Company entered into a service agreement with Ajay Kumar Dhadha, pursuant to which Mr. Dhadha will serve as a member of our Board and as chairman of the Board. Pursuant to the service agreement, on March 5, 2025, the Company granted Mr. Dhadha 350,000 restricted shares of the Company’s Common Stock and warrants to purchase up to 250,000 shares of Common Stock at an exercise price of $1.00 per share, with a total value of $22. The warrants will expire on December 31, 2026.

On March 10, 2025, the Company updated a service agreement with one of Company’s directors and extended the service term until December 31, 2025. As compensation for the services, the director will be granted with warrants to purchase up to 200,000 of the Company’s common stock at an exercise price of $1.00 per share, with a total value of $8. The warrants will expire on March 10, 2026.

On July 31, 2025, we entered into a service agreement with Zvi Laufer, pursuant to which Mr. Laufer will serve as a member of our Board. Pursuant to the service agreement, we will grant Mr. Laufer warrants to purchase up to 300,000 shares of common stock at an exercise price of $0.75 per share. The warrants will expire on July 31, 2027.

A.	Balances

The following related party payables are included in accounts payable and accrued expenses.

	As of June 30,	As of December 31,
	2025	2024
	(Unaudited)	(Audited)
Payables to related party - Officers (*)	564	228
Short-term credit from related party (**)	41	41

(*)	Relates to Chief Executive Officer’s ,Chief Financial Officer’s, and Chief Technology Officer’s services
(**)	Relates to a director. The director was appointed during the first quarter of 2025.

The Company’s Chief Executive Officer and Chief Financial Officer are guarantees for the repayment of the loan.

B.	Transactions

	Six months ended June 30,
	2025	2024
Consulting services	264	120
Stock-based compensation	205	-
Chief Financial Officer fee	72	72
	541	192

NOTE 6:-	SUBSEQUENT EVENTS

On July 31, 2025, we entered into a service agreement with Zvi Laufer, pursuant to which Mr. Laufer will serve as a member of our Board. Pursuant to the service agreement, we will grant Mr. Laufer warrants to purchase up to 300,000 shares of common stock at an exercise price of $0.75 per share. The warrants will expire on July 31, 2027.

In accordance with ASC 855-10, the Company’s management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report..

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

Overview

We are a pharmaceutical drug research and development company focused on the discovery and clinical development of life-improving drug therapies based on cannabinoids, including cannabidiol, or CBD oil. Unless indicated otherwise, we plan on using oil derived from CBD strains with low levels of Tetrahydrocannabinol, or THC. All references to the use of CBD in our product candidates refer to CBD strains with less than 0.3% of THC.

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

On December 23, 2024, upon successful completion of the Study, we received the Study results with overall findings that emphasize the clinical potential of Raphael’s Formula and suggest that it may have beneficial effects on symptom management and overall well-being for individuals with RA. For more information about the Study results, see “Item 1. Business - Research and Clinical Development Strategy”.

In August 2025, the company announced the completion of product development and the launch of its proprietary natural formula under the “RaphaWell” brand for RA support in the United States. This follows the successful completion of a clinical trial conducted under IRB approval and in full compliance with FDA regulations, including participants with Severe RA, as mentioned above. The finalized “RaphaWell” product, will be sold as a standalone clinically tested dietary supplement targeting the growing wellness market. The “RaphaWell” formula is 100% natural, plant-based, and was associated with no reported side effects during the Study, addressing a significant unmet need in RA symptom management. Raphael’s “RaphaWell” formula has undergone clinical testing, which to our belief, proved its credibility and efficacy. We believe that “RapahWell” formula holds strong commercial potential and first- mover advantage. Study information on will be available to consumers via QR code on the product packaging.

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

Results of Operations

Three months ended June 30, 2025, compared to the three months ended June 30, 2024

Revenues.

We had no revenues during the three months ended June 30, 2025, and June 30, 2024.

Research and Development Expenses. Our research and development expenses totaled $141,000 for the three months ended June 30, 2025, representing an increase of $117,000, or 588%, compared to $24,000 for the three months ended June 30, 2024. The increase was primarily attributable to increase in chief Technology Officer service expenses and expenses due to the Company’s research agreement with Rambam. (as defined below)

General and Administrative Expenses. Our general and administrative expenses totaled $174,000 for the three months ended June 30, 2025, representing a decrease of $51,000, or 23%, compared to $225,000 for the three months ended June 30, 2024. The increase was primarily due to decrease in professional services in the second quarter of 2025.

Operating Loss. Our operating loss totaled $315,000 for the three months ended June 30, 2025, representing an increase of $66,000, or 27%, compared to $249,000 for the three months ended June 30, 2024. The increase was primarily due to the increase in our research and development expenses and in our general and administrative expenses.

Financial income, net. We recognized financial expense, net, of $6,000 for the three months ended June 30, 2025, representing an increase of $7,000, or 700%, compared to financial income, net of $1,000 for the three months ended June 30, 2024. The increase was primarily due to a risk premium expense of a loan from a related party and exchange differences.

Net Loss. As a result of the foregoing, our net loss totaled $322,000 for the three months ended June 30, 2025, representing an increase of $74,000, or 30%, compared to $248,000 for the three months ended June 30, 2024. The increase was primarily due to increase in our research and development expenses and in our general and administrative expenses.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Revenues. We had no revenues during the six months ended June 30, 2025 and June 30, 2024.

Research and Development Expenses. Our research and development expenses totaled $213,000 for the six months ended June 30, 2025, representing a decrease of $190,000, or 47%, compared to $403,000 for the six months ended June 30, 2024. The decrease was primarily attributable to decrease in expenses and expenses related to the research agreement with Rambam (as defined below).

General and Administrative Expenses. Our general and administrative expenses totaled $527,000 for the six months ended June 30, 2025, representing an increase of $134,000, or 35%, compared to $393,000 for the six months ended June 30, 2024. The increase was primarily due to increase in professional services.

Operating Loss. Our operating loss totaled $740,000 for the six months ended June 30, 2025, representing a decrease of $56,000, or 7%, compared to $796,000 for the six months ended June 30, 2024. The decrease was due to the decrease in our research and development expenses offset by the increase in our general and administrative expenses.

Financial Expense, net. We recognized financial expense, net of $11,000 for the six months ended June 30, 2025, representing an increase of $9,000, or 550%, compared to $2,000 for the six months ended June 30, 2024. The increase was primarily due to a risk premium expense of a loan from a related party and exchange differences.

Net Loss. As a result of the foregoing, our net loss totaled $751,000 for the six months ended June 30, 2025, representing an decrease of $47,000, or 6%, compared to $798,000 for the six months ended June 30, 2024. The increase was primarily due to the decrease in our research and development expenses offset by the increase in our general and administrative expenses.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through our founder’s capital and capital received from Easy Energy, Inc. As of June 30, 2025, we had $20,000 in cash and cash equivalents, and have invested most of our available cash funds in ongoing cash accounts.

Net cash used in operating activities was $239,000 for the six months period ended June 30, 2025, compared with net cash used in operating activities of $390,000 for the corresponding period in 2024. The $151,000 decrease in the net cash used in operating activities during the six months period ended June 30, 2025, compared to the same period in 2024, was primarily due to an increase in share-based compensation for the period in the amount of $144,000.

There was no net cash used in investing activities for the six months period ended June 30, 2025 and for the same period in 2024.

Net cash provided by financing activities for the six months period ended June 30, 2025 was $240,000 compared to $280,000 for the same period in 2024. The decrease in net cash provided by financing activities during the six months period ended June 30, 2025 compared to the corresponding period in 2024 was mainly due to a decrease in funds received from issuance of shares and warrants.

In December 2024, we obtained a loan in the amount of NIS150,000 ($41,000 as of June 30, 2025) from Shanti Gems International Investments Ltd., a company owned by Mr. Ajay Kumar Dhadha, a director and chairman of our Board. The loan bears an interest in an annual rate of 12% and is due on December 2025.

Off Balance Sheet Arrangements

Rambam Research Agreement

On July 17, 2019, we entered into a sponsored research agreement, or the Research Agreement, with Rambam , pursuant to which the Company agreed to fund a research project, to be performed by Rambam, with a research plan aimed at identifying the effects of different cannabis strains on the function of immune cells. On October 28, 2020, the Company and Rambam agreed to expand the research plan to study the anti-inflammatory activities of cannabis extracts in an RA mouse model. On February 15, 2021, the Company and Rambam agreed to further expand the research plan to study the effect of cannabis extracts on the immunopathology of the COVID-19 disease. The sponsored Researched Agreement is for an initial term of 48 months. On October 23, 2022, the Company and Rambam entered into a supplement to the Research Agreement, or the Supplement Agreement, pursuant to which the Company exercised an option to extend the Research Agreement by additional two years until December 31, 2024.

Pursuant to the Research Agreement, we agreed to pay Rambam $1.4 million in four equal payments, due on the first day of August on each successive year from 2019 through 2022. Pursuant to the Supplement Agreement, we agreed to pay Rambam $960,000 plus VAT in four biannual payments from May 2023 through December 2024. Such amount was later amended to $470,000 plus VAT, out of which we paid $120,000. Furthermore, in accordance with the terms of the Research Agreement, we and Rambam will have joint ownership of any intellectual property (IP) created as a result of research programs covered by such agreement. In connection with the Research Agreement, Rambam agreed not to work, study or develop any technologies with other entities that compete with our work with Rambam for our COVID-19 product candidate or RA product candidate for a term of three and seven years, respectively, from the end of the parties’ collaboration with respect to the COVID-19 product candidate and seven years from the end of the term of the Research Agreement with respect to the RA product candidate.

Subject to commercial sales of any product candidate using the IP created as a part of the research covered by such agreement, Raphael Israel is required to pay Rambam a royalty in an amount equal to 6% of all net sales, subject to certain deductions, such as taxes paid by any purchaser, transportation and shipping costs, and other customary deductions.

On December 25, 2023, the Company received an extension to pay the remaining $350,000 pursuant to the Research Agreement until the end of June 2024, however, since the remaining amount was not paid on time, an additional amount of $57,000 was added to the remaining balance. On July 28, 2025, the Company received an extension to pay the remaining balance until the end of April 2026. As of the date of this Quarterly Report, the Company has made all four of the four equal payments due pursuant to the Research Agreement, for a total amount of $1.4 million and $295,000 for the Supplement Agreement (out of the remaining $577,000). The outstanding balance is $282,000.

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

On July 27, 2022, the Company issued 100,500 shares of common stock to Wolc in connection with the engagement agreement. The value of such issued shares was based on the value of the service provided, which amounted to $100,000. In June 2023, the Company issued 201,000 shares of common stock to Wolc in connection with the services agreement dated October 2020.The value of the shares issued was based on the value of the service provided, which amounted to $200,000.

On July 31, 2025, we entered into a service agreement with Zvi Laufer, pursuant to which Mr. Laufer will serve as a member of our Board. Pursuant to the service agreement, we will grant Mr. Laufer warrants to purchase up to 300,000 shares of common stock at an exercise price of $0.75 per share. The warrants will expire on July 31, 2027.

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

As of June 30, 2025, our cash and cash equivalents were $20,000. We believe that our existing cash and cash equivalents will not be sufficient to fund our projected cash requirements through the third quarter of 2025.Therefore, we will require significant additional financing in the near future to fund our operations. We currently anticipate that we will require approximately $700,000 for research and development activities over the course of the next 12 months. We also anticipate that we will require approximately $500,000 for capital expenditures over such 12-month period, which consists primarily of expenditures for clinical trials and general Company operating costs.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2025, we conducted an evaluation, under the supervision and participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2025.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference from Amendment No. 2 to our registration statement on Form 10, filed on September 23, 2021).

3.2	Bylaws (incorporated by reference from Amendment No. 2 to our registration statement on Form 10, filed on September 23, 2021).

10.1*	Amendment no. 1 to Sponsored Research Agreement by and between Rambam MedTech LTD and Raphael Pharmaceuticals Ltd., dated July 28, 2025.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAPHAEL PHARMACEUTICAL INC.

Date: August 13, 2025	By:	/s/ Shlomo Pilo
	Name:	Shlomo Pilo
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Guy Ofir
	Name:	Guy Ofir
	Title:	Chief Financial Officer (Principal Financial Officer)