Form 10-Q
period 2025-09-30
Raphael Pharmaceutical Inc.
filed 2025-11-13
CIK 1415397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 13, 2025: 19,626,418.

i

Item 1. Financial Statements

RAPHAEL PHARMACEUTICAL INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2025

UNAUDITED

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - -

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

U.S dollars in thousands (except for share and per share data)

	As of September 30,	As of December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3	$19
Other current assets	2	6

Total current assets	5	25

Fixed assets, net	2	2

Total assets	$7	$27

Liabilities and stockholders’ equity

Current liabilities:
Short-term credit from a related party	41	41
Other account payables and accrued expenses	475	500
Payable to related party	755	228

Total current liabilities	1,271	769

Stockholders’ equity (deficit):
Common stock, $0.01 par value:

Authorized: 50,000,000 shares at September 30, 2025, and December 31, 2024;

Issued and outstanding: 19,626,418 and 18,701,418 at September 30, 2025 and December 31, 2024, respectively;	196	187
Additional paid-in capital	8,435	7,960
Accumulated deficit	(9,895)	(8,889)

Total stockholders’ equity (deficit)	(1,264)	(742)

Total liabilities and stockholders’ equity (deficit)	$7	$27

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

U.S dollars in thousands (except for share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024
	Unaudited		Unaudited

Research and development expenses	$286	$565	$73	$162

General and administrative expenses	705	550	178	157

Operating loss	991	1,115	251	319

Total financial expense	15	9	4	7

Net loss	1,006	1,124	255	326

Basic and diluted net loss per share	0.05	0.06	0.01	0.01

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	19,456,766	18,646,942	19,626,418	18,701,418

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

	Common stock			Additional paid-in	Accumulated	Total
	Number	Amount		capital	deficit	equity

Balance as of January 1, 2024	18,502,918	$185		$7,392	$(7,310)	$267

Issuance of common stock and warrants	158,500	2		178	-	180
Net loss	-	-		-	(550)	(550)
Balance as of March 31, 2024	18,661,418	$187		$7,570	$(7,860)	$(103)

Issuance of common stock in exchange for services	40,000	(*	)	61	-	61
Net loss	-	-		-	(248)	(248)

Balance as of June 30, 2024	18,701,418	187		$7,631	$(8,108)	$(290)
Net loss					(326)	(326)
Balance as of September 30, 2024	18,701,418	187		7,631	(8,434)	(616)

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2025	18,701,418	$187	$7,960	$(8,889)	$(742)

Issuance of common stock and warrants	575,000	6	234	-	240

Share based compensation	350,000	3	194		197

Net loss	-	-	-	(429)	(429)

Balance as of March 31, 2025	19,626,418	$196	$8,388	$(9,318)	$(734)

Share based compensation			8	-	8
Net loss	-	-	-	(322)	(322)
Balance as of June 30, 2025	19,626,418	196	$8,396	$(9,640)	$(1,048)
Share based compensation			39	-	39
Net loss	-	-	-	(255)	(255)
Balance as of September 30, 2025	19,626,418	196	8,435	(9,895)	(1,264)

(*)	Less than 1 thousand.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S dollars in thousands (except for share and per share data)

	Nine months ended September 30
	2025	2024
Cash flows from operating activities

Net loss	$(1,006)	$(1,124)
Adjustments to reconcile net loss to net cash used in operating activities:

Share-based payment in exchange for services	244	61
Depreciation	(* )	(* )

Changes in:
Other current assets	4	(2)
Related parties	527	595
Account payables and accrued expenses	(25)

Net cash used in operating activities	(256)	(470)

Cash flows from financing activities

Issuance of common stock and warrants	240	280
Net cash provided by financing activities	240	280

Change in cash and cash equivalents	(16)	(190)
Cash and cash equivalents at the beginning of the period	19	230

Cash and cash equivalents at the end of the period	$3	$40

(*)	Less than 1 thousand.

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

On May 14, 2021, the Company’s board of directors (the “Board”) and stockholders approved a 1-for-100 reverse split of the Company’s common stock, which was implemented and became effective as of May 14, 2021. The reverse split combined each one hundred (100) shares of the Company’s issued and outstanding common stock into one share of common stock. No fractional shares were issued in connection with the reverse split, and any fractional shares resulting from the reverse split were rounded up to the nearest whole share.

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

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, and raising capital. The Company is still in its development and clinical stage and has not yet generated revenues. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of September 30, 2025, the Company’s accumulated deficit was $9,895. The Company has funded its operations to date primarily through equity financing and the issuance of a loan.

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

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

On March 5, 2025, the Company entered into a service agreement with Mr. Ajay Kumar Dhadha, pursuant to which Mr. Dhadha will serve as a member of our Board and as chairman of the Board. Pursuant to the service agreement, on March 5, 2025, the Company granted Mr. Dhadha 350,000 restricted shares of the Company’s Common Stock and warrants to purchase up to 250,000 shares of Common Stock at an exercise price of $1.00 per share, with a total value of $22. The warrants will expire on December 31, 2026.

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

On July 31, 2025, the Company entered into a service agreement with Mr. Zvi Laufer, pursuant to which Mr. Laufer will serve as a member of our Board. Pursuant to the service agreement, on July 31, 2025, the Company granted Mr. Laufer warrants to purchase up to 300,000 shares of Common Stock at an exercise price of $0.75 per share, with a total value of $39. The warrants will expire on July 31, 2027.

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

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

NOTE 5:-	RELATED PARTY BALANCES AND TRANSACTIONS (Cont.)

On March 10, 2025, the Company updated a service agreement with one of Company’s directors and extended the service term until December 31, 2025. As compensation for the services, the director will be granted with warrants to purchase up to 200,000 of the Company’s common stock at an exercise price of $1.00 per share, with a total value of $8. The warrants will expire on March 10, 2026.

On July 31, 2025, the Company entered into a service agreement with Mr. Zvi Laufer, pursuant to which Mr. Laufer will serve as a member of our Board. Pursuant to the service agreement, on July 31, 2025, the Company granted Mr. Laufer warrants to purchase up to 300,000 shares of Common Stock at an exercise price of $0.75 per share, with a total value of $39. The warrants will expire on July 31, 2027.

During June 2025 and the third quarter of 2025, we obtained several loans in the amount of $38,384 from the Company’s CEO. The loans do not bear any interest and will be repaid once the Company has sufficient funds.

A.	Balances

The following related party payables are included in accounts payable and accrued expenses.

	As of September 30,	As of December 31,
	2025	2024
	(Unaudited)	(Audited)
Payables to related party - Officers (*)	755	228
Short-term credit from related party (**)	41	41

(*)	Relates to Chief Executive Officer’s (“CEO”) ,Chief Financial Officer’s (“CFO”), and Chief Technology Officer’s services and payments on behalf of the company.

(**)	Relates to a director, who was appointed during the first quarter of 2025.

The Company’s CEO and CFO are guarantees for the repayment of the loan.

B.	Transactions

	Nine months ended September 30,
	2025	2024
Consulting services	396	180
Stock-based compensation	244	-
CFO fee	108	108
	748	288

NOTE 6:-	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

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

Results of Operations

Three months ended September 30, 2025, compared to the three months ended September 30, 2024

Revenues. We had no revenue during the three months ended September 30, 2025, and September, 2024.

Research and Development Expenses. Our research and development expenses totaled $73,000 for the three months ended September 30, 2025, representing a decrease of $89,000, or 55%, compared to $162,000 for the three months ended September 30, 2024. The decrease was primarily attributable to expenses due to the Company’s research agreement with Rambam.

General and Administrative Expenses. Our general and administrative expenses totaled $178,000 for the three months ended September 30, 2025, representing an increase of $21,000, or 13%, compared to $157,000 for the three months ended September 30, 2024. The increase was primarily due to increase in professional services paid to related parties.

Operating Loss. Our operating loss totaled $251,000 for the three months ended September 30, 2025, representing a decrease of $68,000, or 21%, compared to $319,000 for the three months ended September 30, 2024. The decrease was primarily due to the decrease in our research and development expenses.

Financial expense, net. We recognized financial expense, net, of $4,000 for the three months ended September 30, 2025, representing a decrease of $3,000, or 43%, compared to financial expense, net of $7,000 for the three months ended September 30, 2024. The increase was primarily due to exchange differences.

Net Loss. As a result of the foregoing, our net loss totaled $255,000 for the three months ended September 30, 2025, representing a decrease of $71,000, or 22%, compared to $326,000 for the three months ended September 30, 2024. The decrease was primarily due to the decrease in our research and development expenses.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Revenues. We had no revenue during the nine months ended September 30, 2025 and September 30, 2024.

Research and Development Expenses. Our research and development expenses totaled $286,000 for the nine months ended September 30, 2025, representing a decrease of $279,000, or 49%, compared to $565,000 for the nine months ended September 30, 2024. The decrease was primarily attributable to decrease in expenses related to the research agreement with Rambam.

General and Administrative Expenses. Our general and administrative expenses totaled $705,000 for the nine months ended September 30, 2025, representing an increase of $155,000, or 28%, compared to $550,000 for the nine months ended September 30, 2024. The increase was primarily due to increase in professional services paid to related parties.

Operating Loss. Our operating loss totaled $991 for the nine months ended September 30, 2025, representing a decrease of $124,000, or 11%, compared to $1,115,000 for the nine months ended September 30, 2024. The decrease was due to the decrease in our research and development expenses offset by the increase in our general and administrative expenses.

Financial Expense, net. We recognized financial expenses, net of $15,000 for the nine months ended September 30, 2025, representing an increase of $6,000, or 66%, compared to $9,000 for the nine months ended September 30, 2024. The increase was primarily due to a risk premium expense loan from a related party and exchange differences.

Net Loss. As a result of the foregoing, our net loss totaled $1,006,000 for the nine months ended September 30, 2025, representing a decrease of $118,000, or 10%, compared to $1,124,000 for the nine months ended September 30, 2024. The decrease was primarily due to the decrease in our research and development expenses offset by the increase in our general and administrative expense.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through our founder’s capital and capital received from Easy Energy, Inc. As of September 30, 2025, we had $3,000 in cash and cash equivalents, and have invested most of our available cash funds in ongoing cash accounts.

Net cash used in operating activities was $256,000 for the nine months period ended September 30, 2025, compared with net cash used in operating activities of $470,000 for the corresponding period in 2024. The decrease in the net cash used in operating activities during the nine months period ended September 30, 2025, compared to the same period in 2024, was primarily due to an increase in share-based payment in exchange for services.

There was no net cash used in investing activities for the nine months period ended September 30, 2025 and for the same period in 2024.

Net cash provided by financing activities for the nine months period ended September 30, 2025 was $240,000 compared to $280,000 for the same period in 2024. The decrease in net cash provided by financing activities during the nine months period ended September 30, 2025 compared to the corresponding period in 2024 was mainly due to a decrease in funds from issuance of shares and warrants.

In December 2024, we obtained a loan in the amount of NIS150,000 ($41,000 as of September 30, 2025) from Shanti Gems International Investments Ltd., a company owned by Mr. Ajay Kumar Dhadha, a director and chairman of our Board. The loan bears an interest in an annual rate of 12% and is due in December 2025.

During June 2025 and the third quarter of 2025, we obtained several loans in the amount of $38,384 from the Company’s CEO. The loans do not bear any interest and will be repaid once the Company has sufficient funds.

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

As of September 30, 2025, our cash and cash equivalents were $3,000. We believe that our existing cash and cash equivalents will not be sufficient to fund our projected cash requirements through the fourth quarter of 2025. Therefore, we will require significant additional financing in the near future to fund our operations. We currently anticipate that we will require approximately $500,000 for research and development activities over the course of the next 12 months. We also anticipate that we will require approximately $300,000 for capital expenditures over such 12-month period, which consists primarily of expenditures for clinical trials and general Company operating costs.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2025, we conducted an evaluation, under the supervision and participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2025.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RAPHAEL PHARMACEUTICAL INC.

Date: November 13, 2025	By:	/s/ Shlomo Pilo
	Name:	Shlomo Pilo
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Guy Ofir
	Name:	Guy Ofir
	Title:	Chief Financial Officer (Principal Financial Officer)