Form 10-K
period 2025-12-31
Raphael Pharmaceutical Inc.
filed 2026-03-31
CIK 1415397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $9,432,556 based on the closing price of $0.75 per share of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 31, 2026, there were 20,176,418 shares of common stock, par value $0.01, or Common Stock, of the registrant issued and outstanding.

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

In December 2024 we completed a proof-of-concept clinical study, or Study, for our lead product candidate for the treatment of RA in the U.S. Encouraged by the promising results of the Study, we will continue to investigate our product for the treatment of autoimmune diseases.

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

In April 2024 we began the Study in the U.S., leveraging insights from the pre-clinical experiments we have conducted at the Rambam. This Study aimed to evaluate the Company’s Cannabinoid based formula, or Raphael’s Formula, in patients with active RA. The single-group Study was managed by MindMate, Inc. dba Citruslabs, or Citruslabs, and conducted in Santa Monica, California, U.S., under Institutional Review Board, or IRB, approval, in compliance with applicable FDA regulations and in accordance with applicable industry standards and regulations. An IRB is an appropriately constituted group that has been formally designated to review and monitor biomedical research involving human subjects.

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

In August 2025, we announced the completion of product development and the launch of our proprietary natural formula under the “RaphaWell” brand for RA support in the U.S. This follows the successful completion of a clinical trial conducted under IRB approval and is in full compliance with FDA regulations, including participants with severe RA. The finalized “RaphaWell” product is intended be sold as a standalone clinically tested dietary supplement targeting the growing wellness market. The “RaphaWell” formula is 100% natural, plant-based, and was associated with no reported side effects during the Study, addressing a significant unmet need in RA symptom management. Raphael’s “RaphaWell” formula has undergone clinical testing, which to our belief, proved its credibility and efficacy.

In November 2025, we, jointly with the Medical Cannabis Research and Innovation Center and Rambam, filed a provisional patent application with the USPTO titled “Raphael Pharmaceutical, Inc. / Rambam MedTech Formula for Treating Neutrophil-Dominant Autoimmune Diseases (including RA)” (Application No. 63/911,729). The application covers the use of our highly purified cannabinoid-based technology platform in the treatment of neutrophil-dominant autoimmune diseases, including our lead product candidate for RA, as well as psoriatic arthritis, inflammatory bowel disease, systemic lupus erythematosus with neutrophil involvement, and gout.

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

For this purpose, in October 2022, we entered into an agreement with the Medical Cannabis Research and Innovation Center at Rambam for the development of a new, patentable formulation that combines purified cannabinoids to treat rheumatoid diseases.

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

Product Pipeline

In December 2024, we completed the Study for our lead product candidate for the treatment of RA, and are currently developing novel asthma product candidates, which are in the pre-clinical stage.

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

Research has shown that in about 30% of RA patients, current conventional synthetic and biologic disease modifying anti-rheumatic drugs and targeting molecules may fail or induce only partial responses, both of which we believe are insufficient for patients suffering from RA. Using disease modified anti-rheumatic drugs, or DMARD, based treatments, as shown in a 2017 study from Sohita Dhillon, patients tend to report at follow-up meetings that pain relief is unsatisfactory and although there is an initial improvement in the average pain score, a plateau may be reached beyond which DMARDs are not able to resolve RA pain. As a result, we believe that RA patients need ongoing therapy as RA relapses are frequent. During RA flareups, patients experience acute and chronic pain, fatigue, sleep disturbances, and morning stiffness which significantly reduces their quality of life. Furthermore, damage is accumulated by long-term disease which also interferes with pain, fatigue and quality of life.

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

Together with the Cannabis Research Institute at Rambam, we explore the therapeutic potential of our specific non-psychoactive cannabis strain, or CBD-X, extract by examining its effects on cells involved in the asthmatic process. We utilized two ex vivo cell models-primary human T-cells and neutrophils, to evaluate the anti-inflammatory properties of CBD-X. We believe that CBD-X extract inhibits the differentiation of T-cells, leading to a reduction in the secretion of pro-asthmatic cytokines. Additionally, CBD-X extract decreases the levels of pro-inflammatory cytokines in primary human neutrophils and impairs their migration towards the lungs. This reduction impairs the communication between immune cells, which we believe to be crucial in the development and exacerbation of asthma.

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

Research Agreement with Rambam

On July 17, 2019, we entered into a sponsored research agreement, or the Research Agreement, with Rambam, pursuant to which the Company agreed to fund a research project, to be performed by Rambam, with a research plan aimed at identifying the effects of different cannabis strains on the function of immune cells. On October 28, 2020, the Company and Rambam agreed to expand the research plan to study the anti-inflammatory activities of cannabis extracts in an RA mouse model. On February 15, 2021, the Company and Rambam agreed to further expand the research plan to study the effect of cannabis extracts on the immunopathology of the COVID-19 disease. The sponsored Researched Agreement was for an initial term of 48 months. On October 23, 2022, the Company and Rambam entered into a supplement to the Research Agreement, or the Supplement Agreement, pursuant to which the Company exercised an option to extend the Research Agreement by additional two years until December 31, 2024.

Pursuant to the Research Agreement, we agreed to pay Rambam $1.4 million in four equal payments, due on the first day of August on each successive year from 2019 through 2022. Pursuant to the Supplement Agreement, we agreed to pay Rambam $960,000 exclusive of value-added tax (“VAT”). in four biannual payments from May 2023 through December 2024. Such amount was later amended to $470,000 plus VAT, out of which we paid $120,000. Furthermore, in accordance with the terms of the Research Agreement, we and Rambam will have joint ownership of any intellectual property, or IP, created as a result of research programs covered by such agreement. In connection with the Research Agreement, Rambam agreed not to work, study or develop any technologies with other entities that compete with our work with Rambam for our COVID-19 product candidate or RA product candidate for a term of three and seven years, respectively, from the end of the parties’ collaboration with respect to the COVID-19 product candidate and seven years from the end of the term of the Research Agreement with respect to the RA product candidate.

Subject to commercial sales of any product candidate using the IP created as a part of the research covered by such agreement, Raphael Israel is required to pay Rambam a royalty in an amount equal to 6% of all net sales, subject to certain deductions, such as taxes paid by any purchaser, transportation and shipping costs, and other customary deductions.

On December 25, 2023, the Company received an extension to pay the remaining $350,000 pursuant to the Research Agreement until the end of June 2024, however, since the remaining amount was not paid on time, an additional amount of $57,000 was added to the remaining balance. On July 28, 2025, the Company received an extension to pay the remaining balance until the end of April 2026. As of the date of this Annual Report, the Company has made all four of the four equal payments due pursuant to the Research Agreement, for a total amount of $1.4 million and $295,000 for the Supplement Agreement (out of the remaining $577,000). As of the date of this Annual Report, the outstanding balance is approximately $298,000 (based on the NIS-USD exchange rate on December 31, 2025.

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

Our preclinical experiments have revealed a specific high-CBD strain - CBD-X, that effectively reduces inflammation in a mouse model of RA. The strain was found to reduce the expression levels of IL6, TNF alpha, and IL1b in the joints and peripheral blood of the mice. This suggests that the strain has the potential to slow the progression of RA.

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

Following the completion of the Study, in August 2025 we announced the completion of product development and the launch of our proprietary natural formula under the “RaphaWell” brand for RA support in the U.S. The finalized “RaphaWell” product, is intended to be sold as a standalone clinically tested dietary supplement targeting the growing wellness market. The “RaphaWell” formula is 100% natural, plant-based, and was associated with no reported side effects during the Study, addressing a significant unmet need in RA symptom management.

This Study reinforces our extensive preclinical research, which suggests that Raphael Pharmaceutical’s formula effectively reduces key parameters of RA, thereby demonstrating potential to slow the progression of RA by acting as an anti-inflammatory agent.

We utilize a highly purified cannabinoid formulation derived from select non-psychoactive strains of cannabis with an anti-inflammatory potential. The formulation is designed to interact and communicate with the endocannabinoid system in the human body, activating cannabinoid receptors expressed by immune cells.

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

In November 2025, we, jointly with the Medical Cannabis Research and Innovation Center and Rambam, filed a provisional patent application with the USPTO titled “Raphael Pharmaceutical, Inc. / Rambam MedTech Formula for Treating Neutrophil-Dominant Autoimmune Diseases (including RA)” (Application No. 63/911,729). The application covers the use of our highly purified cannabinoid-based technology platform in the treatment of neutrophil-dominant autoimmune diseases, including our lead product candidate for RA, as well as psoriatic arthritis, inflammatory bowel disease, systemic lupus erythematosus with neutrophil involvement, and gout.

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

Intellectual Property

We do not currently have any issued patents and we currently rely on our know-how and trade secrets. However, in connection with the development of our RA product candidate and other technologies that we may develop, we intend to seek patent protection in the U.S. and/or internationally for such product candidate and, potentially, for other product candidates that we may seek to develop.

In November 2025, we, jointly with the Medical Cannabis Research and Innovation Center and Rambam, filed a provisional patent application with the USPTO titled “Raphael Pharmaceutical, Inc. / Rambam MedTech Formula for Treating Neutrophil-Dominant Autoimmune Diseases (including RA)” (Application No. 63/911,729). The application covers the use of our highly purified cannabinoid-based technology platform in the treatment of neutrophil-dominant autoimmune diseases, including our lead product candidate for RA, as well as psoriatic arthritis, inflammatory bowel disease, systemic lupus erythematosus with neutrophil involvement, and gout.

Our policy is to pursue, maintain and defend patent rights developed internally and to protect the technology, inventions and improvements that are commercially important to the development of our business.

Governmental Regulation

Government authorities in the U.S., at the federal, state and local levels, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, sales, pricing, reimbursement, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the U.S. and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

We are a research and development company collaborating with our partners at Rambam to research and develop our COVID-19, asthma and RA product candidates. We do not grow or cultivate cannabis and we have no physical connection to the raw cannabis materials, which is shipped directly to Rambam. Pre-clinical research, animal models and clinical trials are sponsored by us through our agreement with Rambam. Such research and trials are being done by Rambam’s medical team, researchers, doctors and professors, as well as by Citrus Labs, which is a CRO Company and a leader in clinical trials for biotech companies, located in Las Vegas, Nevada, U.S., and conducting clinical trials under the supervision of IRB and in accordance with FDA regulations. An IRB is an appropriately constituted group that has been formally designated to review and monitor biomedical research involving human subjects.

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

On December 18, 2025, President Donald Trump signed an executive order titled “Increasing Medical Marijuana and Cannabidiol Research” (the “Rescheduling Order”), which, among other things, directs the U.S. Attorney General to consider and take steps to expedite the rulemaking process relating to the potential rescheduling of marijuana under the Controlled Substances Act, including potential reclassification from Schedule I to Schedule III. The Rescheduling Order also contemplates coordination with Congress regarding potential modifications to the federal definition of “hemp.” The timing, scope and outcome of any such rulemaking or legislative action remain uncertain.

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

The clinical investigation of an investigational product candidate is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or some may be combined. The three phases of clinical investigation are as follows:

●	Phase I. Phase I includes the initial introduction of an investigation product candidate into humans. Phase I clinical trials may be conducted in patients with the target disease or condition, or in healthy volunteers. These studies are designed to evaluate the safety, metabolism, pharmacokinetics, or “PK”, and pharmacologic actions of the investigational product candidate in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase I clinical trials, sufficient information about the investigational product candidate’s PK and pharmacological effects may be obtained to inform the design of Phase II clinical trials. The total number of participants included in Phase I clinical trials varies but is generally in the range of 20 to 80. While we have not started the process yet, we expect that it will take approximately 3 months for Rambam to complete Phase I.

●	Phase II. Phase II includes the controlled clinical trials conducted to evaluate the effectiveness of the investigational product candidate for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the product candidate. Phase II clinical trials are typically well controlled, closely monitored, conducted in a limited subject population and usually involving no more than several hundred participants. Rambam is planning to divide Phase II into two parts:

●	Phase IIa. Phase IIa will include a randomized, double-blind, placebo-controlled, multiple ascending dose study in Israel to determine the maximum CBD extract administered sublingually to assess the safety, tolerability, pharmacokinetics, pharmacodynamics and efficacy for at least 4 weeks in RA patients in the presence of concurrent active therapies, such as non-steroidal anti-inflammatory drugs, or NSAIDs, and steroids. We expect that Phase IIa will take approximately 6 months.

●	Phase IIb. Phase IIb will include IND submission for randomized, multi center double blinded, placebo-controlled dose response finding, or DRF, study for at least 12 weeks with either CBD extract or placebo administered sublingually in the presence of concurrent active therapies such as NSAIDs and steroids. This study will include 300-400 patients (80-100 patients per cohort) to study safety and efficacy of the product in active RA patients. We expect that Phase IIb will take approximately 18 months.

●	Phase III. Phase III clinical trials are controlled clinical trials conducted in an expanded subject population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the investigational product candidate has been obtained, are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the product candidate, and to provide an adequate basis for drug approval. Phase III clinical trials usually involve several hundred to several thousand participants. In most cases, the FDA requires two adequate and well controlled Phase III clinical trials to demonstrate the efficacy of the drug.

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

The DEA categorizes controlled substances into one of five schedules - Schedule I, II, III, IV, or V- with varying qualifications for listing in each schedule. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in treatment in the U.S. and lack accepted safety for use under medical supervision. They may be used only in federally approved research programs and may not be marketed or sold for dispensing to patients in the U.S. Pharmaceutical products having a currently accepted medical use that are otherwise approved for marketing may be listed as Schedule II, III, IV or V substances, with Schedule II substances presenting the highest potential for abuse and physical or psychological dependence, and Schedule V substances presenting the lowest relative potential for abuse and dependence. The regulatory requirements are more restrictive for Schedule II substances than Schedule III substances. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist in most situations, and cannot be refilled. Once FDA has approved a medical use for Schedule I drugs, the DEA must reschedule the drug. For example, after FDA approval for Epidiolex®, a purified CBD oil, for the treatment of two rare forms of epilepsy, DEA placed it in Schedule V. Further, on April 6, 2020, GW Pharma announced that Epidiolex® was descheduled by the DEA and is no longer considered a controlled substance.

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

Employees

As of December 31, 2025, we do not have any employees. Our officers are engaged through consulting agreements.

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

Summary Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

●	We have a limited operating history and we have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

●	We have not generated revenue from any product candidate and may never be profitable.

●	We expect that we will need to raise substantial additional funding before we can expect to complete the development of our RA product candidate or any other product candidate. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product candidate development efforts or other operations.

●	The lack of an active trading market could adversely impact our ability to raise working capital and adversely impact our ability to continue operations.

●	We are heavily dependent on the success of our product candidates, which are in various stages of pre-clinical development. We cannot give any assurance that any of our product candidates will proceed to clinical development or that they will receive regulatory approval, which is necessary before they can be commercialized.

●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.

●	We currently hold no issued patents on our products, and our business employs proprietary technology (know-how) and information may be difficult to protect and/or infringe on the intellectual property rights of third parties.

●	We manage our business through a small number of officers and key consultants.

●	We will need to expand our organization and we may experience difficulties in recruiting needed additional employees and consultants, which could disrupt our operations.

●	We rely on third parties to conduct our preclinical and, in the future, clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

●	We will rely on third parties to grow and provide us with our active pharmaceutical ingredient, or API, and formulations. Our business could be harmed if those third parties fail to provide us with sufficient quantities of our needed supplies, or fail to do so at acceptable quality levels or prices.

●	We rely on third parties to supply and manufacture our product candidates, and we expect to continue to rely on third parties to manufacture our products, if approved. The development of such product candidates and the commercialization of any products, if approved, could be stopped, delayed, or made less profitable if any such third party fails to provide with sufficient quantities of product candidates or products, or fails to do so at acceptable quality levels or prices, or fails to maintain or achieve satisfactory regulatory compliance.

●	We and our collaborators and contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.

●	Our executive officer, directors and certain stockholders who are beneficial owners of 5% or more of our outstanding Common Stock possess the majority of our voting power, and through this ownership, have the ability to control our Company and our corporate actions.

●	Investors may have difficulty in reselling their shares due to the substantial lack of liquidity of our Common Stock.

●	Because we previously had our registration with the SEC revoked and because our business operations resulted from public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

●	As a former shell company, resales of shares of our restricted Common Stock in reliance on Rule 144 of the Securities Act are subject to the requirements of Rule 144(i).

●	Our headquarters and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel.

●	Conditions in Israel, including those related to recent unrest and actual or potential armed conflict in Israel and other parts of the Middle East, such as the multi-front war Israel is facing may cause interruptions or suspension of our business, which may adversely affect our business results.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history and we have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We are an emerging pharmaceutical research and clinical development company with a limited operating history in our industry. Before the Share Exchange, we did not have any operations dating back to 2011. To date, we have focused almost exclusively on developing our RA product candidate. Raphael Israel has funded its operations to date primarily through proceeds from investors and from its own resources. Other than the funding that Easy Energy received, and which was lent to Raphael Israel after the closing of the Share Exchange, Easy Energy has had no sources of funding since ceasing its operations in 2011. We have only a limited operating history in our current industry upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. To date, we have not generated revenue from the sale of our product candidates (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information). We incurred losses in each year since our inception and, while operational, we have never been profitable and have incurred losses since inception. We expect to continue to incur losses until, and if, a product candidate that we are developing, such as our RA product candidate, receives approval from regulators for commercialization. Our net loss attributable to holders of our ordinary shares for the years ended December 31, 2025 and 2024 was approximately $1.28 million and $1.52 million, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $10.17 million. Substantially all of our operating losses resulted from costs incurred in connection with our development program and from general and administrative costs associated with our operations.

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

We do not believe that our current cash on hand will be sufficient to fund our projected operating requirements. This raises substantial doubt about our ability to continue as a going concern. In addition, the report of our independent registered public accounting firm on our audited financial statements for each of the two years ended December 31, 2025 and 2024 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our audited financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Further reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. If we cannot continue as a going concern, our investors may lose their entire investment in our Common Stock. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through debt or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate research or development plans for, or commercialization efforts with respect to our products.

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

As of December 31, 2025, our cash and cash equivalents were approximately $0.05 million and we had a negative working capital of $1.435 million and an accumulated deficit of $10.2 million. Based upon our currently expected level of operating expenditures, we expect that our existing cash and cash equivalents will only be sufficient to fund operations through the end of third quarter of 2026. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

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

Risks Related to our Business and Operations

Reduced funding for the FDA and other government agencies and/or potentially shifting priorities under the Trump Administration could hinder the FDA’s and/or those other government agencies’ ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

We currently hold no issued patents on our products, and our business employs proprietary technology (know-how) and information may be difficult to protect and/or infringe on the intellectual property rights of third parties.

Raphael currently holds no issued patents and therefore, as a result of the Share Exchange, we did not acquire any patents. As such, we currently rely on trade secrets, proprietary know-how, and technology methods that we seek to protect, in part, by confidentiality agreements. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others. In November 2025, we, jointly with the Medical Cannabis Research and Innovation Center and Rambam, filed a provisional patent application with the USPTO; however, there is no certainty as to the timing of any provisional applications resulting in issued patents, if at all.

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

Following the Share Exchange, our current executive officer, directors and certain stockholders who are beneficial owners of 5% or more of our outstanding Common Stock hold approximately 20.1% of the issued and outstanding voting power of the Company’s outstanding shares. These persons have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our directors and executive officer may have the power, acting alone or together, to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officer may give rise to a conflict of interest with the Company and the Company’s shareholders.

In addition, we have a number of stockholders who are beneficial owners of more than 5% of our outstanding Common Stock, as of March 31, 2026, including our Chief Executive Officer who beneficially owns approximately 39.45% of our issued and outstanding shares, and as such, also may have the ability to prevent us from entering into transactions that could be beneficial to us and/or other shareholders. In addition, we have one additional non-affiliated stockholder who is a beneficial owner of more than 5% of our outstanding Common Stock. Although this non-affiliated stockholder currently does not have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions, obtaining its vote on certain matters may be necessary to effect certain actions that our management and directors otherwise deem to be in the best interests of the Company.

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

Conditions in Israel, including those related to recent unrest and actual or potential armed conflict in Israel and other parts of the Middle East, such as the multi-front war Israel is facing may cause interruptions or suspension of our business, which may adversely affect our business results.

On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and the Israeli military began to call-up reservists for active duty. While a ceasefire has since been reached with respect to the conflict in the Gaza Strip, tensions and hostilities in the region continue. In March 2026, hostilities in the region further escalated, with increased military activity involving Iran and Hezbollah in Lebanon, including the launch of missiles and other attacks toward Israel, resulting in a multi-front conflict, and there remains a possibility that such hostilities could expand into a broader regional conflict.

As of the date of this Annual Report, there has been no material impact on the Company’s operations. According to the recent guidelines of the Israeli government, the Company’s offices are open and functioning as usual. However, the government is currently imposing restrictions, including limited commercial flight availability, restrictions on movement and workplace activities, including requirements to remain in proximity to protected spaces. The conflict in the region may escalate further, and the Israeli government may impose additional restrictions on movement and travel, which may affect and disrupt our management and employees’ ability to effectively perform their daily tasks and may result in delays in some of our operations.

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

Further, many Israeli citizens are obligated to perform several days, and in some cases, more, of annual military reserve duty each year until they reach the age of 40 (or older for certain reservists) and, in the event of an escalated military conflict, may be called to active duty. In response to the series of attacks on civilian and military targets in October 2023, there have been significant call-ups of military reservists. As of March 31, 2026, none of our officers and none of our consultants or service providers have been called up to military service. However, if there will be call-ups for reservists in our Company, our operations could be disrupted by such call-ups.

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

The requirements associated with being a reporting company require significant company resources and management attention.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since December 7, 2022 our Common Stock has been quoted on the OTCQB under the symbol “RAPH.” On March 30, 2026, the last reported sale price of our Common Stock on OTCQB was $1.4 per share. As of March 30, 2026, there were 205 holders of record of our Common Stock. This figure includes an indeterminate number of stockholders who hold their shares in “street name.”

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of our plan of operation.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited annual consolidated financial statements as of December 31, 2025 and December 31, 2024 and accompanying notes appearing elsewhere in this Annual Report. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report. All amounts are in U.S. dollars and rounded.

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

In December 2024 we completed a Study, for our lead product candidate for the treatment of RA in the U.S. Encouraged by the promising results of the Study, we will continue to investigate our product for the treatment of autoimmune diseases.

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

In August 2025, we announced the completion of product development and the launch of our proprietary natural formula under the “RaphaWell” brand for RA support in the U.S. This follows the successful completion of a clinical trial conducted under IRB approval and in full compliance with FDA regulations, including participants with severe RA. The finalized “RaphaWell” product is intended be sold as a standalone clinically tested dietary supplement targeting the growing wellness market. The “RaphaWell” formula is 100% natural, plant-based, and was associated with no reported side effects during the Study, addressing a significant unmet need in RA symptom management. Raphael’s “RaphaWell” formula has undergone clinical testing.

In November 2025, we, jointly with the Medical Cannabis Research and Innovation Center and Rambam, filed a provisional patent application with the USPTO titled “Raphael Pharmaceutical, Inc. / Rambam MedTech Formula for Treating Neutrophil-Dominant Autoimmune Diseases (including RA)” (Application No. 63/911,729). The application covers the use of our highly purified cannabinoid-based technology platform in the treatment of neutrophil-dominant autoimmune diseases, including our lead product candidate for RA, as well as psoriatic arthritis, inflammatory bowel disease, systemic lupus erythematosus with neutrophil involvement, and gout.

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

For this purpose, in October 2022, we entered into an agreement with the Medical Cannabis Research and Innovation Center at Rambam for the development of a new, patentable formulation that combines purified cannabinoids to treat rheumatoid diseases.

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

Comparison of the Year Ended December 31, 2025 to the year ended December 31, 2024

Results of Operations

	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024
	U.S. dollars in thousands (except for share and per share data)
Operating expenses:
Research and development expenses	$631	$776

General and administrative expenses	614	733

Operating loss	1,245	1509

Financial expense, net	34	10

Net loss and comprehensive loss	$1,279	$1519

Basic and diluted net loss per share	$0.07	$0.08

Weighted average number of shares of ordinary shares used in computing basic and diluted net loss per share	19,551,719	18,674,136

Research and Development Expenses

Our research and development expenses totaled $631 thousand for the year ended December 31, 2025, representing a decrease of $145 thousand, or 18.6%, compared to $776 thousand for the year ended December 31, 2024. The decrease was primarily attributable to lower share based compensation expenses in 2025 compared to 2024, despite multiple grants having been made during 2025.

General and Administrative Expenses

Our general and administrative expenses totaled $614 thousand for the year ended December 31, 2025, representing a decrease of $119 thousand, or 16.23%, compared to $733 thousand for the year ended December 31, 2024. The decrease was primarily attributable to decrease in professional service fees.

Operating Loss

As a result of the foregoing, our operating loss totaled $1,245 thousand for the year ended December 31, 2025, representing a decrease of $264 thousand, or 17.49%, compared to $1,509 thousand for the year ended December 31, 2024.

Financing expense, Net

We recognized financing expense, net of $34 thousand for the year ended December 31, 2025, representing an increase of $24 thousand, or 240%, compared to finance expense, net of $10 thousand for the year ended December 31, 2024. The increase was primarily attributable to interest on a short-term credit from a related party.

Net and Comprehensive Loss

As a result of the foregoing, our loss totaled $1,279 for the year ended December 31, 2025, representing a decrease of $240 thousand, or 15.79%, compared to $1,519 thousand for the year ended December 31, 2024.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with US GAAP. There are no critical accounting estimates for the years ended December 31, 2025 and 2024. Please see Note 2(a) of our Consolidated Financial Statements for the summary of significant accounting policies.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through equity financing and the issuance of a loan. Additional funding will be required to complete the Company’s research and development and clinical trials, to attain regulatory approvals, to begin the commercialization efforts of the Company’s product and to achieve a level of sales adequate to support the Company’s cost structure. As of December 31, 2025, we had approximately $0.05 thousand in cash and cash equivalents, and have invested most of our available cash funds in ongoing cash accounts.

Overview

The table below presents our cash flows for the periods indicated:

	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024
	U.S. dollars in thousands
Cash used in operating activities	$(210)	$(532)
Cash provided by investing activities	$-	$-
Cash provided by financing activities	$236	$321
Net increase (decrease) in cash and cash equivalents	$26	$(211)

Net cash used in operating activities was $210 thousand for the year ended December 31, 2025, compared with net cash used in operating activities of $532 thousand for the year ended December 31, 2024. The $322 thousand decrease in the net cash used in operating activities during 2025, compared to 2024, was mainly due to a lower investment in development activity.

Net cash used in investing activities for the year ended December 31, 2025 was $0 compared to $0 for the year ended December 31, 2024.

Net cash provided by financing activities for the year ended December 31, 2025 was $236 thousand compared to $321 thousand for the year ended December 31, 2024. The increase of $115 thousand in net cash provided by financing activities during 2025 compared to 2024 was primarily attributable to proceeds from a loan from a related party.

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

As of December 31, 2025, our cash and cash equivalents were $45. We believe that our existing cash and cash equivalents will be sufficient to fund our projected cash requirements through the third quarter of 2026. Therefore, we will require significant additional financing in the near future to fund our operations. We currently anticipate that we will require approximately $1 million for research and development activities over the course of the next 12 months. We also anticipate that we will require approximately $1 million for capital expenditures over such 12-month period, which consists primarily of expenditures for clinical trials and general Company operating costs.

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

Pursuant to the Research Agreement, we agreed to pay Rambam $1.4 million in four equal payments, due on the first day of August on each successive year from 2019 through 2022. Pursuant to the Supplement Agreement, we agreed to pay Rambam $960,000 plus VAT in four biannual payments from May 2023 through December 2024. Such amount was later amended to $470,000 plus VAT out of which we paid $120,000. Furthermore, in accordance with the terms of the Research Agreement, we and Rambam will have joint ownership of any IP created as a result of research programs covered by such agreement. In connection with the Research Agreement, Rambam agreed not to work, study or develop any technologies with other entities that compete with our work with Rambam for our COVID-19 product candidate or RA product candidate for a term of three and seven years, respectively, from the end of the parties’ collaboration with respect to the COVID-19 product candidate and seven years from the end of the term of the Research Agreement with respect to the RA product candidate.

Subject to commercial sales of any product candidate using the IP created as a part of the research covered by such agreement, Raphael Israel is required to pay Rambam a royalty in an amount equal to 6% of all net sales, subject to certain deductions, such as taxes paid by any purchaser, transportation and shipping costs, and other customary deductions.

On December 25, 2023, the Company received an extension to pay the remaining $350,000 pursuant to the Research Agreement until the end of June 2024, however, since the remaining amount was not paid on time, an additional amount of $57,000 was added to the remaining balance. On July 28, 2025, the Company received an extension to pay the remaining balance until the end of April 2026. As of the date of this Annual Report, the Company has made all four of the four equal payments due pursuant to the Research Agreement, for a total amount of $1.4 million and $295,000 for the Supplement Agreement (out of the remaining $57,000). The outstanding balance is approximately $298,000 (based on the NIS-USD exchange rate on December 31, 2025).

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

Service Agreement with our Chief Technology Officer

Our Chief Technology Officer, Dr. Igal Louria Hayon, provides services to our Company pursuant to a service agreement, by and between the Company and Dr. Igal Louria Hayon. Pursuant to the terms thereof Dr. Hayon provides consulting services the Company to engage with an array of science consultants and to coordinate collaborations with hospitals on medical cannabis research. Pursuant to such agreement, we agreed to pay our Chief Technology Officer 15% of the Company’s net royalty’s income from worldwide sales of any of the Company’s cannabis-based medical indications treating COVID-19. Pursuant to Dr. Hayon’s service agreement, in the event we will apply for any clinical trial of cannabis-based treatment or will begin any other new cannabis related research, the Corporation will grant Dr. Hayon warrants to purchase up to 350,000 shares of Common Stock at an exercise price of $0.01. On May 1, 2024, the milestone was met and the Company granted to Dr. Igal Louria Hayon warrants to purchase up to 350,000 shares of Common Stock of the Company at an exercise price of $0.01. The warrants were exercised in November 2025.

On March 3, 2025, we entered into a new service agreement with our Chief Technology Officer, substantially on the same terms as the agreement described above, effective as of January 1, 2025 Pursuant to such service agreement, we agreed to pay our Chief Technology Officer a monthly fee of $24,000 and to reimburse him with certain expenses related to his scientific work.

On December 27, 2025 we extended such service agreement with our Chief Technology Officer, effective as of January 1, 2026 and until December 31, 2027. Pursuant to the extension to such service agreement, we agreed to pay our Chief Technology Officer a monthly fee of $12,000 and to reimburse him with certain expenses related to his scientific work.

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

We do not believe that our off-balance sheet arrangements and commitments have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 31, 2025, we conducted an evaluation, under the supervision and participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our directors and executive officers and their ages as of March 31, 2026, are set forth in the following table:

Name	Age	Position
Ajay Kumar Dhadha	80	Director and Chairman of the Board of Directors
Shlomo Pilo	72	Chief Executive Officer and Director
Guy Ofir	53	Chief Financial Officer and Director
Dr. Igal Louria Hayon	53	Chief Technology Officer
Zvi Laufer Laor	73	Director

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

Guy Ofir, has been our Chief Financial Officer and a member of our Board since September 27, 2019. Mr. Ofir is a qualified lawyer in Israel and the owner of “Guy Ofir Adv” law firm since 2000, with a main practice in civil and business law. In 2007 he established and registered a company named Easy Energy Inc. that developed a green energy patent. Mr. Ofir owns an investment company, which has invested in land and construction in Romania since 2005.

Dr. Igal Louria-Hayon, has been our Chief Technology Officer since September 27, 2021, and served as a member of our Board of Directors from September 27, 2021 until August 1, 2025. Dr. Louria-Hayon serves as a scientific director of the Medical Cannabis Research and Innovation Center at Rambam and Head of the Leukemia & Immunotherapy Research Laboratory in the Clinical Research Institute at Rambam. In addition, Dr. Louria-Hayon served as Senior Research Fellow in the Technion’s Cannabinoid Research Laboratory.

Mr. Zvi Laufer Laor, has been a member of our Board since August 7, 2025. Mr. Laufer is a lawyer, specializing in business and commercial law since 1979. Mr. Laufer also played a role in promoting real estate developments in Israel, including the North Mall in Nahariya in 1994 and a residential property company in 1998.

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

We have reviewed all forms provided to us or filed with the SEC. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year, other than a Form 3 filed by Zvi Laufer on September 8, 2025, a Form 4 filed by Yehuda Eliya in March 2025, and a Form 4 filed by Shlomo Pilo on March 11, 2025.

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

Nominees to the Board of Directors

During the Company’s 2025 fiscal year, there were no material changes to the procedures by which security holders may recommend nominees to the Board.

Item 11. Executive Compensation.

Summary Compensation Table

The following sets forth the compensation of our Chief Executive Officer, Chief Financial Officer, and Chief Technology Officer, or our named executive officers, for the fiscal years ended December 31, 2025, and 2024. We do not currently have any other executive officers.

Name and principal position	Year (1)	Salary ($)	Stock awards ($)	Option awards ($)			Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Shlomo Pilo	2025	$240,000		$						$240,000
	2024	$240,000			-					$240,000

Guy Ofir	2025	$144,000			-					$144,000
	2024	$144,000	-		-					$144,000

Dr. Igal Louria-Hayoun	2025	$288,000			-					$288,000
	2024	$-			$347,000	(2)				$347,000

(1)	The information is provided for each fiscal year, which begins on January 1 and ends on December 31.

(2)	Relates to warrants to purchase up to 350,000 shares of common stock of the Company, which were granted during 2024 according to a service agreement.

Service Agreements

During fiscal year 2025, we had the following written agreements with our executive officers, including our Chief Executive Officer, Chief Financial Officer and Chief Technology Officer, who are or have served as members of our Board.

Management and Operations Agreement with our Chief Executive Officer

Our Chief Executive Officer provides services to our Company pursuant to a management and operations agreement between the Company and Sheffa Enterprises, Inc., a New Jersey corporation. Since January 1, 2024, we have paid our Chief Executive Officer a monthly fee of $20,000 for his services. The warrants to purchase up to 1,000,000 shares of Common Stock, which were previously issued to Mr. Pilo, at an exercise price of $1.12 per share, were expired unexercised on December 31, 2025. On March 3, 2025, we entered into a new management and operations agreement with our Chief Executive Officer, substantially on the same terms as the agreement described above, effective as of January 1, 2025. The management and operations agreement which was set to expire on December 31, 2025, was extended until December 31, 2026 on December 27, 2025, effective as of January 1, 2026.

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

Operations Agreement with our Chief Financial Officer

Our Chief Financial Officer provides services to our Company pursuant to an operations agreement between the Company, Model Engineering & Investments SRL, a Romanian Company, and Guy Ofir. Since January 1, 2023, we have paid our Chief Financial Officer a monthly fee of $12,000. In addition, we granted Mr. Ofir 1,000,000 restricted shares of Common Stock and warrants to purchase up to 1,000,000 shares of Common Stock, at an exercise price of $1.00 per share, which expired unexercised on December 31, 2025. On March 3, 2025, we entered into a new operations agreement with our Chief Financial Officer, substantially on the same terms as the agreement described above, effective as of January 1, 2025. The operations agreement, which was set to expire on December 31, 2025 was extended until December 31, 2026 on December 27, 2025, effective as of January 1, 2026.

The Company may terminate the operations agreement prior to the expiration of its term upon 120 days advance notice and the payment to Mr. Ofir of a termination fee equal to the lesser of (i) $120,000, or (ii) the monthly fees payable through the expiration of its term.

Service Agreement with our Chief Technology Officer

Our Chief Technology Officer provides services to our Company pursuant to a service agreement, by and between the Company and Dr. Igal Louria Hayon. Pursuant to the terms thereof Dr. Hayon provides consulting services the Company to engage with an array of science consultants and to coordinate collaborations with hospitals on medical cannabis research. Pursuant to such agreement, we agreed to pay our Chief Technology Officer 15% of the Company’s net royalty’s income from worldwide sales of any of the Company’s cannabis-based medical indications treating COVID-19. Pursuant to Dr. Hayon’s service agreement, in the event we will apply for any clinical trial of cannabis-based treatment or will begin any other new cannabis related research, the Corporation will grant Dr. Hayon warrants to purchase up to 350,000 shares of Common Stock at an exercise price of $0.01. On May 1, 2024, the milestone was met and the Company granted to Dr. Igal Louria Hayon warrants to purchase up to 350,000 shares of Common Stock of the Company at an exercise price of $0.01, which were exercised on November 20, 2025.

On March 3, 2025, we entered into a new service agreement with our Chief Technology Officer, substantially on the same terms as the agreement described above, effective as of January 1, 2025, and expired on December 31, 2025. Pursuant to such service agreement, we agreed to pay our Chief Technology Officer a monthly fee of $24,000 and to reimburse him with certain expenses related to his scientific work.

On December 27, 2025 we extended such service agreement with our Chief Technology Officer, effective as of January 1, 2026 and until December 31, 2027. Pursuant to the extension to such service agreement, we agreed to pay our Chief Technology Officer a monthly fee of $12,000 and to reimburse him with certain expenses related to his scientific work.

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

See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information.

Restricted Stock Awards

On March 5, 2025, we granted Mr. Dhadha 350,000 restricted shares of the Company’s Common Stock.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding equity awards held by the named executive officers that were outstanding as of December 31, 2025:

Equity Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options / Warrants Exercisable (1) (2) (#)	Number of Securities Underlying Unexercised Options / Warrants Unexercisable (#)	Option / Warrants Exercise Price ($)	Option / Warrants Expiration Date
Guy Ofir	12/05/2022	1,000,000	-	$1.00	12/31/2025

Shlomo Pilo	12/05/2022	1,000,000	-	$1.12	12/31/2025
Igal Louria Hayon	05/01/2024	350,000		$0.01	04/30/2026

(1)	Amounts in this column represent warrants granted to each of the directors pursuant to their respective service agreements.

(2)	Unless otherwise indicated, all of the warrants vested upon granting and are exercisable immediately.

Director Compensation

The Company did not pay any fees to their respective directors for attendance at meetings of the Board; however, the Company may adopt a policy of making such payments in the future. The Company may reimburse out-of-pocket expenses incurred by directors in attending Board and committee meetings.

The following table sets forth information concerning compensation accrued or paid to our non-employee directors during the year ended December 31, 2025 for their service on our Board.

Name	Fees earned or paid in cash ($)	Option / Warrant Awards ($)(1)	All other compensation ($)	Total ($)
Ajay Kumar Dhadah		21,813	175,000	$196,813
Yehuda Eliya		8,517		$8,517
Zvi Laufer		39,615		$39,615

(1)	Amounts in this column represent the grant date fair value of warrants granted to each of the directors pursuant to their respective service agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our Common Stock as of March 31, 2026 by:

●	each person, or group of affiliated persons, known to us to be the beneficial owner of at least 5% of our outstanding Common Stock;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to Common Stock. Percentage of shares beneficially owned is based on 20,176,418 shares outstanding on March 31, 2026.

Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, based on information provided to us by such shareholders. Unless otherwise noted below, each beneficial owner’s address is: 4 Lui Paster, Tel Aviv-Jaffa, Israel 6803605.

	No. of Shares Beneficially Owned	Percentage Owned
Holders of more than 5% of our voting securities:

Haim Castro	1,255,325	6.2%

Directors and executive officers:

Guy Ofir	1,312,156	6.5%
Shlomo Pilo	4,083,701	20.1%
Dr. Igal Louria Hayon	1,349,000	6.65%
Ajay Kumar Dhadha	1,004,820	4.9%
Zvi Laufer Laor	300,000	0.015%
All directors and executive officers as a group (5 persons)	9,305,002	44.365%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Service Agreements with Non-Employee Directors

During the fiscal years ending December 31, 2024 and 2025, we have entered into written service agreements with our non-employee directors.

On July 5, 2022 we entered into a service agreement with Yehuda Eliya, pursuant to which Mr. Eliya will serve as a member of our Board. Pursuant to the service agreement, we granted Mr. Eliya warrants to purchase up to 202,000 shares of common stock, at an exercise price of $1.12 per share, which expired unexercised during 2024. On December 25, 2023, we amended Mr. Eliya’s service agreement to extend its expiry date to December 31, 2024. On March 10, 2025, we entered into a new service agreement with Mr. Eliya, substantially on the same terms, effective as of January 1, 2025. Pursuant to such service agreement, we have granted Mr. Eliya warrants to purchase up to 200,000 shares of Common Stock, at an exercise price of $1.0 per share. The warrants expired on March 10, 2026. The service agreement with Mr. Eliya expired on December 31, 2025, and accordingly, his term as director expired as of such date.

On March 5, 2025, we entered into a service agreement with Ajay Kumar Dhadha, pursuant to which Mr. Dhadha will serve as a member of our Board and as chairman of the Board, which expired on December 31, 2025. Pursuant to the service agreement, on March 5, 2025, we granted Mr. Dhadha 350,000 restricted shares of the Company’s Common Stock and warrants to purchase up to 250,000 shares of Common Stock at an exercise price of $1.00 per share. The warrants will expire on December 31, 2026. On December 27, 2025 we entered into an extension to such service agreement with Mr. Dhadha, effective as of January 1, 2026 and until June 30, 2026.

On July 31, 2025, we entered into a service agreement with Mr. Zvi Laufer, pursuant to which Mr. Laufer will serve as a member of our Board and will be granted with warrants to purchase up to 300,000 shares of Common Stock at an exercise price of $0.75 The service agreement with Mr. Laufer will expire on July 31, 2026 and the warrants will expire on July 31, 2027.

Service Agreements with Executive Officers

See Item 11. Executive Compensation – Service Agreements – for a disclosure about the service agreements we entered into with our executive officers during the fiscal years ending December 31, 2024 and 2025.

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

Item 14. Principal Accounting Fees and Services.

We were billed the following fees for professional services rendered by our auditor Elkana Amitai CPA and Weinstein International CPA, or our Former Auditor, for the years ended December 31, 2025 and 2024.

	2025	2024
	U.S. dollars in thousands
Elkana Amitai CPA (1)
Audit fees (2)	23,500	29,500
Audit - related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	23,500	29,500

Weinstein International CPA (3)
Audit fees (4)	-	11,000
Audit -related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	-	11,000

(1)	On September 11, 2024, our Board approved the engagement with Elkana Amitai CPA as the Company’s new independent registered public accounting firm.

(2)	Consists of fees for audit of the Company’s annual financial statements, audit of the financial statements of acquired subsidiaries, the review of interim financial statements included in the Company’s quarterly reports, consents, and the review of other documents filed with the SEC.

(3)	On September 11, 2024, our Board dismissed Weinstein International CPA as the Company’s independent registered public accounting firm, effective September 5, 2024. During the fiscal years ended December 31, 2022 and 2023, and the subsequent interim period through September 5, 2024, there were (i) no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the subject matter of the disagreement in its reports on the Company’s financial statements and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions).

(4)	Consists of fees for audit of the Company’s annual financial statements, audit of the financial statements of acquired subsidiaries, the review of interim financial statements included in the Company’s quarterly reports, consents, and the review of other documents filed with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

RAPHAEL PHARMACEUTICAL INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Raphael Pharmaceutical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Raphael Pharmaceutical Inc. and its subsidiary (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going Concern

The accompanying financial statements have been prepared to assume that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2025, The Company suffered losses from operations and further losses are anticipated in the development of its business. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matters” section of our report.

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

March 31, 2026

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S dollars in thousands (except for share and per share data)

		As of December 31,
	Note	2025	2024
Assets
Current assets:
Cash and cash equivalents		$45	$19
Other current assets	3	6	6

Total current assets		51	25

Non-Current assets:

Fixed asset, net		2	2

Total assets		$53	$27

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Other accounts payable and accrued expenses	4	506	500
Short-term credit from a related party	5	34	41
Payable to related party		946	228

Total current liabilities		1,486	769

Stockholders’ equity (deficit):
Common stock, $0.01 par value:
Authorized: 21,020,560 shares;
Issued and outstanding: 20,176,418 and 18,701,418 as of December 31, 2025 and December 31, 2024, respectively		202	187
Receivable on account of shares			—
Additional paid-in capital		8,533	7,960
Accumulated deficit		(10,168)	(8,889)

Total stockholders’ equity (deficit)		(1,433)	(742)

Total liabilities and stockholders’ equity		$53	$27

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S dollars in thousands (except for share and per share data)

		For the year ended December 31,
	Note	2025	2024
Research and development expenses	11a	$631	$776

General and administrative expenses	11b	614	733

Operating loss		1,245	1,509

Total financial expense, net	11c	34	10

Net loss and comprehensive loss		1,279	1,519

Basic and diluted net loss per share		0.07	0.08

Weighted average number of common shares used in computing basic and diluted net loss per share		19,551,719	18,674,136

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES STOCKHOLDERS’ IN EQUITY (DEFICIT)

U.S dollars in thousands (except for share and per share data)

	Common stock		Additional paid-in	Receivable on account of	Accumulated	Total
	Number	Amount	capital	shares	deficit	equity

Balance as of January 1, 2024	18,502,918	$185	$7,392	$(100)	$(7,370)**	$107 **

Issuance of common stock and warrants	158,500	2	178	100	-	280
Issuance of common stock in exchange for services	40,000	(*	40	-	-	40
Share based compensation expenses	-	-	350	-	-	350
Net loss	-	-	-	-	(1,519)	(1,519)

Balance as of December 31, 2024	18,701,418	187	$7,960	$-	$(8,889)	$(742)

	Common stock		Additional paid-in	Receivable on account of	Accumulated	Total
	Number	Amount	capital	shares	deficit	equity

Balance as of January 1, 2025	18,701,418	$187	$7,960	$-	$(8,889)	$(742)

Issuance of common stock and warrants	1,125,000	11	332	-	-	343
Issuance of common stock in exchange for services				-	-	0
Share based compensation expenses	350,000	4	241	-	-	245
Net loss	-	-	-	-	(1,279)	(1,279)

Balance as of December 31, 2025	20,176,418	202	$8,533	$-	$(10,168)	$(1,433)

(*)	less than 1 thousand.

The accompanying notes are an integral part of the consolidated financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S dollars in thousands (except for share and per share data)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities

Net loss	$(1,279)		$(1,519)
Adjustments to reconcile net loss to net cash used in operating activities:

Share-based payment in exchange for services			40
Share-based compensation	245		350
Depreciation	* )		* )
Changes in:
Other current assets	-		1
Related parties	818		190
Other accounts payables and accrued expenses	6		406

Net cash used in operating activities	(210)		(532)

Cash flows from investing activities

Purchase of fixed assets	-		-

Net cash provided by investing activities	-		-

Cash flows from financing activities

Receipt of a loan	(7)		41
Proceeds from issuance of common stock and warrants	243		280

Net cash provided by financing activities	236		321

Change in cash and cash equivalents	26		(211)
Cash and cash equivalents at the beginning of the year	19		230

Cash and cash equivalents at the end of the year	$45		$19

Non cash supplement
Issuance of shares for debt (Note 7q)	$100	$
Issuance of shares for past services (Note 7e)	$-		$-
Exercise of warrants (Note 7j)	$-		$-

(*)	less than 1 thousand.

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

The Company’s common stock began public trading on the over the counter market in the U.S. in January 2023 under the symbol “RAPH”.

b.	Going concern and management plans

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, and raising capital. The Company is still in its development and pre-clinical stage and has not yet generated revenues. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of December 31, 2025, the Company’s accumulated deficit was $10,168 the net loss for the year then ended was $1,279 and the net cash used in operating activities was $210.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 1:-	GENERAL (Cont.)

The Company has funded its operations to date primarily through equity financing and loans including from related parties.

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

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. ASC 740 prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized. As of December 31, 2025, and 2024, the Company had a full valuation allowance on its deferred tax assets.

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

The net loss per share and the weighted average number of shares used in computing basic and diluted net loss per share is as follows:

	For the Year Ended December 31,
	2025	2024
Numerator:
Net loss applicable to common stockholders	$(1,279)	$(1,519)

Denominator:
Number of shares of common stock used in computing basic and diluted net loss per share	19,551,719	18,674,136
Net loss of shares of common, basic and diluted	$(0.07)	$(0.08)

i.	Leases

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

k.	Recently issued accounting pronouncements not yet adopted

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

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which revises the effective date of ASU 2024-03 (on disclosures about disaggregation of income statement expenses) “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. This Update is not expected to have a significant impact on the Company’s financial statements.

NOTE 3:-	OTHER CURRENT ASSETS

	As of December 31,
	2025	2024

Receivables from governmental authorities	2	2
Prepaid expenses	4	4

	$6	$6

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 4:-	OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	As of December 31,
	2025	2024

Account payables	$163	$125
Accrued expenses	343	375

	$506	$500

NOTE 5:-	SHORT TERM LOAN

On December 24, 2024, the Company received a short-term loan from certain lender in a total of NIS 150 thousand ($41, based on the NIS-USD exchange rate on December 24, 2024, the date the agreement was signed). The loan was originally repayable within four months and included a risk premium of NIS 12 thousand exclusive of value-added tax (VAT). Since the Company did not repay the loan within the original timeframe, the total interest and penalties incurred amounted to NIS 54 thousand.

During the year ended December 31, 2025, the Company repaid an aggregate amount of NIS 96.9 thousand. As of December 31, 2025, the remaining balance of the loan, including accrued interest, is NIS 107.1 thousand ($34, based on the NIS-USD exchange rate on December 31, 2025).  and is included within short-term credit from a related party in the Consolidated Balance Sheets.

The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) are guarantees for the repayment of the loan.

NOTE 6:-	CONTINGENT LIABILITIES AND COMMITMENTS

a.	Rambam research agreement

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

As of December 31, 2025, the remaining balance of the loan, including accrued interest, is NIS 949.7 thousand +VAT ($297.7, based on the NIS-USD exchange rate on December 31, 2025)  and is included within other accounts payable and accrued expenses in the Consolidated Balance Sheets.

b.	Way of Life Cannabis research agreement

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

c.	Service agreement with executive officers:

During fiscal year 2025, we had the following written agreements with our executive officers, including the Company’s CEO, CFO and Chief Technology Officer, who are also members of the Board.

●

The Company’s CEO provides services to the Company pursuant to a management and operations agreement between the Company and Sheffa Enterprises, Inc., a New Jersey corporation. Since January 1, 2024, we have paid the CEO a monthly fee of $20,000 for his services. On March 3, 2025, we entered into a new management and operations agreement with the CEO substantially on the same terms as the agreement described above, effective as of January 1, 2025, The warrants to purchase up to 1,000,000 shares of Common Stock, which were previously issued to Mr. Pilo, at an exercise price of $1.12 per share, were expired unexercised on December 31, 2025.. The management and operations agreement which was set to expire on December 31, 2025, was extended until December 31, 2026 on December 27, 2025, effective as of January 1, 2026

The Company may terminate the management and operations agreement prior to the expiration of its term upon 120 days advance notice and the payment of a termination fee equal to the lesser of (i) $360,000, or (ii) the monthly fees payable through the expiration of its term. Furthermore, as disclosed in the agreement, we have undertaken to indemnify Sheffa Enterprises, Inc. against and in respect of any and losses arising out of or due to the operation of the business by Raphael Israel, its affiliates, agents, servants and/or employees.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 6:-	CONTINGENT LIABILITIES AND COMMITMENTS (Cont.)

●

The CFO provides services to the Company pursuant to an operations agreement between the Company, Model Engineering &Investments SRL, a Romanian Company, and Guy Ofir. Since January 1, 2023, we have paid the CFO a monthly fee of $12,000. In addition, we granted Mr. Ofir 1,000,000 restricted shares of Common Stock and warrants to purchase up to 1,000,000 shares of Common Stock, at an exercise price of $1.00 per share, which expired unexercised on December 31, 2025. On March 3, 2025, we entered into a new operations agreement with our Chief Financial Officer, substantially on the same terms as the agreement described above, effective as of January 1, 2025. The operations agreement, which was set to expire on December 31, 2025, was extended until December 31, 2026 on December 27, 2025, effective as of January 1, 2026.

The Company may terminate the operations agreement prior to the expiration of its term upon 120 days advance notice and the payment to Mr. Ofir of a termination fee equal to the lesser of (i) $120,000, or (ii) the monthly fees payable through the expiration of its term.

●

The Company’s Chief Technology Officer provides services to the Company pursuant to a service agreement, by and between the Company and Dr. Igal Louria Hayon. Pursuant to the terms thereof Dr. Hayon provides consulting services the Company to engage with an array of science consultants and to coordinate collaborations with hospitals on medical cannabis research. Pursuant to such agreement, we agreed to pay the Chief Technology Officer 15% of the Company’s net royalty’s income from worldwide sales of any of the Company’s cannabis-based medical indications treating COVID-19. Pursuant to Dr. Hayon’s service agreement, in the event we will apply for any clinical trial of cannabis-based treatment or will begin any other new cannabis related research, the Corporation will grant Dr. Hayon warrants to purchase up to 350,000 shares of Common Stock at an exercise price of $0.01. On May 1, 2024, the milestone was met and the Company granted to Dr. Igal Louria Hayon warrants to purchase up to 350,000 shares of Common Stock of the Company at an exercise price of $0.01. The warrants were exercised in November 2025. On March 3, 2025, we entered into a new service agreement with the Company’s Chief Technology Officer, substantially on the same terms as the agreement described above, effective as of January 1, 2025. Pursuant to such service agreement, we agreed to pay the Chief Technology Officer a monthly fee of $24,000 and to reimburse him with certain expenses related to his scientific work. On December 27, 2025, the company extended such service agreement with our Chief Technology Officer, effective as of January 1, 2026 and until December 31, 2027. Pursuant to the extension to such service agreement, we agreed to pay our Chief Technology Officer a monthly fee of $12,000 and to reimburse him with certain expenses related to his scientific work.

The Company may terminate the service agreement prior to the expiration of its term upon 120 days advance notice and the payment to Dr. Hayon of a termination fee equal to the monthly fees payable through the expiration of its term.

NOTE 7:-	STOCKOLDERS’ EQUITY

a.	In January 2023, the Company issued 255,750 shares of common stock following certain share purchase agreements dated November and December 2022.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 7:-	STOCKOLDERS’ EQUITY (Cont.)

b.	On January 8, 2023, certain investor of the Company and the Company signed an agreement to raise $250 and to issue 250,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1.13 per share following the exercise of an option for additional investment. The warrants are exercisable until April 30, 2024. In January 2023, the investor and the Company agreed to raise $117 out of the $250 investment. As a result, the Company received $117 and issued 117,000 shares of common stock and the issuance of 100,000 warrants to purchase common stock of the Company were cancelled.

c.	From March through June, 2023, certain investors of the Company and the Company signed an agreement to raise $198 and to issue 170,378 shares of common stock. The shares were issued in April 2023.

d.	In May 2023, certain investor of the Company and the Company signed an agreement to exercise investors warrants into Company’s common stock. In May 2023, the investor transferred $123.

e.	In June 2023, the Company issued 201,000 shares of common stock to Way of Life Cannabis Ltd., or WOLC, in connection with the services agreement dated October 2020. The value of the shares issued was based on the value of the service provided and amounted to $200.

f.	From July through September, 2023, certain investors of the Company exercised their warrants into shares and as such, the Company received $480 (including $123 which was received in May 2023) and issued 1,454,250 shares of common stock.

g.	In September 2023, certain investor of the Company and the Company signed an agreement to raise $50 and to issue 100,000 shares of common stock.

h.	In September 2023, certain investor of the Company and the Company signed an agreement to exercise investors warrants into Company’s common stock for an amount of $180. In September and December 2023, the investor transferred $180 and the Company issued 180,000 shares.

i.	In November 2023, certain investor of the Company and the Company signed an investment agreement according to which the investors transferred $116 and the Company issued 200,500 shares.

j.

In December 2023, certain investors of the Company and the Company signed an agreement to exercise investors warrants into Company’s common stock for an amount of $100. In December 2023, the Company issued 200,000 shares.

As of December 31, 2023, the consideration for the warrant exercise above was recorded as receivables from issuance of shares.

k.	In January 2024, the Company and certain investors signed an investment agreement according to which the investors transferred $80 and the Company issued 58,500 shares.

l.	In January 2024, the Company signed an agreement to raise $100 and to issue 100,000 shares of common stock and 100,000 warrants to purchase common stock at an exercise price of $1 per share to certain investor of the Company. The warrants were exercisable until December 31, 2024.

m.	In January 2024, the Company received $100 from certain shareholder as part of shareholders’ warrants exercise which occurred in December 2023.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 7:-	STOCKOLDERS’ EQUITY (Cont.)

n	In May 2024, the Company issued 350,000 shares in connection with service agreement with certain service provider. There is no requisite service period for this grant. The fair value of the warrants granted was $347 using the Black-Scholes-Merton option pricing model using the following assumptions:

May 2024
Share price	$1
Dividend yield	0%
Risk-free interest rate	4.96%
Expected term (in years)	2
Volatility	0%
Exercise price	$1

Volatility assumed 0% due to lack of market trading of the company share

s.	In May 2024, the Company signed an agreement to raise 350,000 warrants to purchase common stock at an exercise price of $0.01 per share to certain investor of the Company.

o.	In January 2025, certain investor of the Company and the Company signed an investment agreement according to which the investors transferred $55 and the Company issued 115,000 shares and 55,000 warrants to purchase common stock at an exercise price of $1.00 per share. The warrants will expire on July 15, 2026.

p.	In January 2025, certain investor of the Company and the Company signed an investment agreement according to which the investors transferred $50 and the Company issued 200,000 shares.

q.	In March 2025, The CEO of the Company and the Company signed an investment agreement according to which the CEO transferred $100 and the Company issued 200,000 shares and 100,000 warrants to purchase common stock at an exercise price of $1.00 per share. The warrants will expire on July 15, 2026.

r.

In March 2025, certain investor of the Company and the Company signed an investment agreement according to which the investors transferred $25 and the Company issued 50,000 shares and 10,000 warrants to purchase common stock at an exercise price of $1.00 per share. The warrants will expire on March 15, 2026. There is no requisite service period for this grant. The fair value of the shares granted was $175 using the share price of other investor at the time. The fair value of the warrants granted was $22 using the Black-Scholes-Merton option pricing model using the following assumptions:

March 2025
Share price	$0.44
Dividend yield	0%
Risk-free interest rate	3.99%
Expected term (in years)	1.75
Volatility	80.05%
Exercise price	$1

s.

In March, 2025, the Company entered into a service agreement with Mr. Ajay Kumar Dhadha, pursuant to which Mr. Dhadha will serve as a member of our Board and as chairman of the Board. Pursuant to the service agreement, on March 5, 2025, the Company granted Mr. Dhadha 350,000 restricted shares of the Company’s Common Stock and warrants to purchase up to 250,000 shares of Common Stock at an exercise price of $1.00 per share, with a total value of $22. The warrants expired on December 31, 2026.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 7:-	STOCKOLDERS’ EQUITY (Cont.)

t.

In March 2025, certain investor of the Company and the Company signed an investment agreement according to which the investors transferred $10 and the Company issued 10,000 shares and 5,000 warrants to purchase common stock at an exercise price of $2.50 per share. The warrants will expire on March 15, 2026.

u.	In March 2025, the Company entered into a service agreement with Mr. Eliya Yehuda, pursuant to which Mr. Yehuda will serve as a member of our Board. Pursuant to the service agreement, on March 10, 2025, the Company granted Mr. Yehuda warrants to purchase up to 200,000 shares of Common Stock at an exercise price of $1 per share, with a total value of $9. The warrants will expire on March 10, 2026. There is no requisite service period for this grant. The fair value of the warrants granted was $9 using the Black-Scholes-Merton option pricing model using the following assumptions:

March 2025
Share price	$0.44
Dividend yield	0%
Risk-free interest rate	3.99%
Expected term (in years)	1
Volatility	80.05%
Exercise price	$1

v.

In July, 2025, the Company entered into a service agreement with Mr. Zvi Laufer, pursuant to which Mr. Laufer will serve as a member of our Board. Pursuant to the service agreement, on July 31, 2025, the Company granted Mr. Laufer warrants to purchase up to 300,000 shares of Common Stock at an exercise price of $0.75 per share, with a total value of $39. The warrants will expire on July 31, 2027. There is no requisite service period for this grant. The fair value of the warrants granted was $9 using the Black-Scholes-Merton option pricing model using the following assumptions:

July 2025
Share price	$0.44
Dividend yield	0%
Risk-free interest rate	3.94%
Expected term (in years)	2
Volatility	80.05%
Exercise price	$0.75

w.	In December 2025, certain investor of the Company and the Company signed an investment agreement according to which the investors transferred $110 and the Company issued 200,000 shares.
x.	On November 11, 2025, Mr. Igal Luria Hayon exercised 350,000 warrants that were issued to him in May 2024 and transferred $4 to the company according to the exercise price of $0.01 per warrant.

The following table summarizes information regarding outstanding warrants to purchase the Company’s ordinary shares as of December 31, 2025:

Issuance date	Number of outstanding Warrants	Exercise price per warrant

January 16, 2025	55,000	$1
March 5, 2025	250,000	$1
March 10, 2025	200,000	$1
March 21, 2025	5,000	$2.5
March 21, 2025	10,000	$1
July 7, 2025	100,000	$1
July 31, 2025	300,000	$0.75

	920,000

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 7:-	STOCKOLDERS’ EQUITY (Cont.)

	Number of warrants	Weighted average exercise price

Outstanding at December 31, 2023	$2,307,000	$1.07
Grants	350,000	0.01
Exercised	-
Expired	(307,000)	1.12

Outstanding at December 31, 2024	2,350,000	0.9
Grants	920,000	0.93
Exercised	350,000	0.01
Expired	2,000,000	1.06
Outstanding at December 31, 2025	920,000	0.93

Significant assumptions used to estimate the fair value of share-based compensation awards:

Share price	The price at the grant date
Dividend yield	The company did not distribute dividends and do not expect to distribute in the forecasted future.
Risk-free interest rate	Treasury bonds interest rates for the equivalent period time
Volatility	Due to lack of trading the information of the industry market was used. We do not use different volatility method.

The weighted-average grant-date fair value of stock based compensation are:

	2024	2025
Warrants	$347	$25
shares	-	$175

There are no other grants of shares or warrants authorized to be issued for awards. Each equity grant is approved separately.

NOTE 8:-	RELATED PARTIES BALANCES AND TRANSACTIONS

A.	Balances

The following related party payables are included in accounts payable and accrued expenses.

	As of December 31,
	2025	2024
Payables to related party - Officers (*)	946	228
Short-term credit from a related party (|**)	34
	980	228

(*)	Relates to the Company’s CEO, CFO, and Chief Technology Officer’s services and payments on behalf of the Company.
(**)	Relates to a director, who was appointed during the first quarter of 2025. The Company’s CEO and CFO are guarantees for the repayment of the loan.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 8:-	RELATED PARTIES BALANCES AND TRANSACTIONS (Cont.)

The Company’s CEO and CFO are guarantees for the repayment of the loan (see note 5).

B.	Transactions

	Year ended December 31,
	2025	2024
Consulting services (*)	528	240
Stock-based compensation	245	350
CFO fee (**)	144	144
Interest Short-term credit from a related party	17
	934	734

(*)	Including salary expenses to the Company’s CEO and CFO. For further details on the consulting agreement with Company’s CEO, refer to Note 6d.
(**)	Including legal services provided to Company’s subsidiary by Company’s CFO with respect to an agreement between the Company and its CFO.

NOTE 9:-	TAXES ON INCOME

Income tax rates applicable to the Company in 2025 and 2024 was 21%.

b.	Foreign income tax:

1.	Income tax rates:

Presented hereunder are the income tax rates relevant to the Company’s Israeli subsidiary

2024 - 23%
2025 - 23%

2.

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $4,037 available to reduce future taxable income. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Losses from 2018 and forward that can only offset 80% of taxable income in a future year.

The Company’s Israeli subsidiary has estimated total available carryforward operating tax losses for Israeli income tax purposes of approximately $4,955 as of December 31, 2025.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carry forward	$8,832	$6,965

Deferred tax asset before valuation allowance	1,987	1,538
Valuation allowance	(1,987)	(1,538)

Net deferred tax asset	$-	$-

d.	Reconciliation of the theoretical tax expense to the actual tax expense:

The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

	Year ended December 31,
	2024	2023

Net loss, as reported in the consolidated statements of comprehensive loss	$1,279	$1,519
Statutory tax rate	21%	21%
Computed “expected” tax income	269	319
Valuation allowance	(269)	(319)

Taxes on income	$-	$-

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 10:-	SEGMENT REPORTING

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

The Company’s CODM is its CEO, who reviews financial information presented on a consolidated basis.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31
	2025	2024

Clinical developments	$631	776
Other segments expenses	648	743

	$1,279	$1,519

NOTE 11:-	SELECTED STATEMENTS OF COMPREHENSIVE LOSS DATA

a.	Research and development expenses:

	For the Year Ended December 31
	2025	2024

Subcontractors and consultants	$386	$415
Share based payment	245	350
Laboratory services	-	11

	$631	$776

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S dollars in thousands (except for share and per share data)

NOTE 11:-	SELECTED STATEMENTS OF COMPREHENSIVE LOSS DATA (Cont.)

b.	General and administrative expenses:

	For the Year Ended December 31
	2025	2024
Professional services	$366	$483
Consulting services	245	244
Rent and office maintenance	-	3
Others	3	3

	$614	$733

c.	Financial expenses, net:

	For the Year Ended December 31
	2025	2024
Bank fees	$1	$2
Interest on loan from related party	17	-
Exchange rate differences	16	8
Total financial expenses, net	$34	$10

NOTE 12:- SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

3.2	Bylaws (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

4.1	Description of Securities (incorporated by reference from our Annual Report on Form 10-K filed March 30, 2022).

10.1	Contractual Agreement between Raphael Pharmaceutical Ltd. and Way of Life Cannabis Ltd. (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

10.2	Sponsored Research Agreement with Rambam Med-Tech Ltd. (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

10.3	Supplement to Sponsored Research Agreement with Rambam Med-Tech Ltd. (incorporated by reference from our quarterly report on Form 10-Q filed November 14, 2022)

10.4	English Translation of the Amendment to the Service Agreement by and between the Company and Yehuda Eliya, dated December 25, 2023 (incorporated by reference from our Annual Report on Form 10-K filed March 28, 2024).

10.5	Management and Operations Agreement by and between the Company and Sheffa Enterprises, Inc., dated March 3, 2025 (incorporated by reference from our Annual Report on Form 10-K filed March 31, 2025).

10.6	Operations Agreement by and between the Company and Model Engineering & Investments SRL and Guy Ofir, dated March 3, 2025 (incorporated by reference from our Annual Report on Form 10-K filed March 31, 2025).

10.7	Service Agreement by and between the Company and Dr. Igal Louria Hayon, dated March 3, 2025 (incorporated by reference from our Annual Report on Form 10-K filed March 31, 2025).

10.8	Service Agreement by and between the Company and Prof. Eliya Yehuda, dated March 10, 2025 (incorporated by reference from our Annual Report on Form 10-K filed March 31, 2025).

10.9	Director and Chairman of the Board Service Agreement by and between the Company and Ajay Kumar Dhadha, dated March 5, 2025 (incorporated by reference from our Annual Report on Form 10-K filed March 31, 2025).

10.10*	English Translation of the Amendment to the Service Agreement by and between the Company and Dr. Igal Louria Hayon, dated December 27, 2025.

10.11*	English Translation of the Amendment to the Service Agreement by and between the Company and Guy Ofir, dated December 27, 2025.

10.12*	English Translation of the Amendment to the Service Agreement by and between the Company and Shlomo Pilo, dated December 27, 2025.

10.13*	English Translation of the Amendment to the Service Agreement by and between the Company and Ajay Kumar Dhadha, dated December 27, 2025.

10.14	Amendment no. 1 to Sponsored Research Agreement by and between Rambam MedTech LTD and Raphael Pharmaceuticals Ltd., dated July 28, 2025 (incorporated by reference from our quarterly report on Form 10-Q filed August 13, 2025).

10.15	Form of Subscription Agreement (incorporated by reference from our quarterly report on Form 10-Q filed May 15, 2025).

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-K filed March 31, 2025).

16.1	Letter from Weinstein International CPA, addressed to the Securities and Exchange Commission, dated September 11, 2024 (incorporated by reference from our Current Report on Form 8-K filed September 11, 2024).

19.1	Insider Trading Policy (incorporated by reference from our Annual Report on Form 10-K filed March 31, 2025).

21.1	List of Subsidiaries of the Company (incorporated by reference from Amendment No. 2 to our registration statement on Form 10 filed September 23, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*

The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2025 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Statements of Changes in Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.**

104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPHAEL PHARMACEUTICAL INC.

Date: March 31, 2026	By:	/s/ Shlomo Pilo
Shlomo Pilo Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Guy Ofir
Guy Ofir
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2026	By:	/s/ Ajay Kumar Dhadha
Ajay Kumar Dhadha
Chairman of the Board of Directors

Date: March 31, 2026	By:	/s/ Shlomo Pilo
Shlomo Pilo
Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2026	By:	/s/ Guy Ofir
Guy Ofir
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2026	By:	/s/ Zvi Laufer Laor
Zvi Laufer Laor
Director