Form 10-Q
period 2026-03-31
Raphael Pharmaceutical Inc.
filed 2026-05-14
CIK 1415397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 14, 2026: 20,176,418.

i

Item 1. Financial Statements

RAPHAEL PHARMACEUTICAL INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

UNAUDITED

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - -

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

U.S dollars in thousands (except for share and per share data)

	As of March 31,	As of December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1	$45
Other current assets	-	6

Total current assets	1	51

Fixed assets, net	2	2

Total assets	$3	$53

Liabilities and stockholders’ equity

Current liabilities:
Other accounts payables and accrued expenses	527	506
Short-term credit from related party	37	34
Payable to related party	1,101	946

Total current liabilities	1,665	1486

Stockholders’ equity (deficit):
Common stock, $0.01 par value:

Authorized: 50,000,000 shares at March 31, 2026 and December 31, 2025;

Issued and outstanding: 20,176,418 at March 31, 2026 and at December 31, 2025, respectively;	202	202
Additional paid-in capital	8,533	8,533
Accumulated deficit	(10,397)	(10,168)

Total stockholders’ equity (deficit)	(1,662)	(1,433)

Total liabilities and stockholders’ equity (deficit)	$3	$53

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

U.S dollars in thousands (except for share and per share data)

	Three months ended March 31,
	2026	2025
	Unaudited

Research and development expenses	$37	$72

General and administrative expenses	186	353

Operating loss	223	425

Total financial expense	6	4

Net loss	$229	$429

Basic and diluted net loss per share	$0.01	$0.02

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	20,176,418	19,626,418

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2025	18,701,418	$187	$7,960	$(8,889)	$(742)

Issuance of common stock and warrants	575,000	6	234	-	240

Share-based compensation	350,000	$3	194		$197

Net loss	-	-	-	(429)	(429)

Balance as of March 31, 2025	19,626,418	$196	$8,388	$(9,318)	$(734)

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2026	20,176,418	$202	$8,533	$(10,168)	$(1,433)

Issuance of common stock and warrants	-	-	-	-	-

Share based compensation	-	$-	-	-	$-

Net loss	-	-	-	(229)	(229)

Balance as of March 31, 2026	20,176,418	$202	$8,533	$(10,397)	$(1,662)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S dollars in thousands (except for share and per share data)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities

Net loss	$(229)	$(429)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	(* )	(* )
Share-based compensation	-	197
Interest accrued	3	-

Changes in:
Other current assets	6	(35)
Account payables and related parties	176	58

Net cash used in operating activities	(44)	(209)

Cash flows from investing activities

Purchase of fixed assets	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities

Issuance of common stock and warrants**	-	240
Net cash provided by financing activities	-	240

Change in cash and cash equivalents	(44)	31
Cash and cash equivalents at the beginning of the period	45	19

Cash and cash equivalents at the end of the period	$1	$50

(*)	less than $1 thousand

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

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, and raising capital. The Company is still in its development and clinical stage and has not yet generated revenues. The extent of the Company's future operating losses and the timing of becoming profitable are uncertain. As of March 31, 2026, the Company's accumulated deficit was $10,397. The Company has funded its operations to date primarily through equity financing and the issuance of a loan.

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

These unaudited interim financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2025. The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2025, are applied consistently in these interim financial statements.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

NOTE 4:-	SHAREHOLDERS’ EQUITY

During the first quarter of 2026, there were no new issuances of common stock, warrants or share-based compensation.

NOTE 5:-	RELATED PARTY BALANCES AND TRANSACTIONS

A.	Balances

The following related party payables are included in accounts payable and accrued expenses.

	As of March 31,	As of December 31,
	2026	2025
	(Unaudited)	(Audited)
Payables to related parties - Officers (*)	1,101	946
Short-term credit from a related party (**)	37	34

(*)	Relates to Chief Executive Officer’s (“CEO”),Chief Financial Officer’s (“CFO”), and Chief Technology Officer’s services and payments on behalf of the Company.
(**)	Relates to a director. The director was appointed during the first quarter of 2025. The Company’s CEO and CFO are guarantees for the repayment of the loan.

B.	Transactions

	Three months ended March 31,
	2026	2025
Consulting services	96	132
Stock-based compensation	-	197
CFO fee	36	36
	132	365

NOTE 6:-	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management reviewed all material events through the date of this consolidated financial statements and determined that there are no additional material subsequent events to report.

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

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws, which includes information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the regulatory pathways that we may elect to utilize in seeking U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, and other regulatory approvals, if any;

●	obtaining (and the cost thereof) FDA and EMA approval of, or other regulatory action in Europe or the United States and elsewhere with respect to our product candidates;

●	the commercial launch and future sales of our product candidates and our advancement of product candidates for other indications in our pipeline;

●	the potential cost of our rheumatoid arthritis product candidate, or RA, and RA product candidate, respectively, for patients;

●	our expectations regarding the timing of commencing clinical trials;

●	our expectations regarding the supply of the active pharmaceutical ingredient for our product candidates;

●	third-party payor reimbursement for our product candidates;

●	our estimates regarding anticipated expenses, capital requirements and our needs for additional financing;

●	completion and receival of favorable results of clinical trials for our product candidates; and

●	the filing by us, and the subsequent issuance of patents to us, by the U.S. Patent and Trademark Office, or USPTO, and other governmental patent agencies.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for additional risks that could adversely impact our business and financial performance.

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

In addition, with respect to our COVID-19 product candidate, our clinical research partners have been focused on the effect of cannabinoids and cannabis extracts on immune cells which induce acute inflammation. This study will begin in the pre-clinical level in immune cell models and, subject to positive results that exhibit downregulation of pro-inflammatory cytokines by cannabis extract, the study was completed successfully. Following the completion of the pre-clinical study, a mice model was conducted to analyze for acute inflammation, which resembles the immunopathology of COVID-19. The mice model was successfully completed and we have registered for a clinical trial in patients with the MOH.As a pharmaceutical research and clinical development company we do not own or operate, and currently do not intend on creating an in-house team to manufacture and commercialize our pharmaceutical drug products, if any, that receive regulatory approval allowing for commercialization. We currently rely, and expect to continue to rely, on third parties for the manufacturing of our product candidates for preclinical and clinical testing, as well as for commercial manufacturing of any pharmaceutical drug products for which we may receive regulatory approval. Subject to the receipt of such regulatory approvals, we intend on cooperating with manufacturers and other third parties to manufacture and commercialize approved pharmaceutical drug products.

Critical Accounting Estimates

Our financial statements are prepared in accordance with U.S. GAAP. There are no critical accounting estimates for the years ended December 31, 2025, and 2024. Also, please see Note 2 of Part I, Item 1 of this Quarterly Report for the summary of significant accounting policies.

Results of Operations

Three months ended March 31, 2026, compared to the three months ended March 31, 2025

Revenues. We had no revenue during the three months ended March 31, 2026, and March 31, 2025.

Research and Development Expenses. Our research and development expenses totaled $37,000 for the three months ended March 31, 2026, representing a decrease of $35,000, or 49%, compared to $72,000 for the three months ended March 31, 2025. The decrease was primarily attributable to a decrease in our chief Technology Officer's compensation.

General and Administrative Expenses. Our general and administrative expenses totaled $186,000 for the three months ended March 31, 2026, representing a decrease of $167,000, or 47%, compared to $353,000 for the three months ended March 31, 2025. The decrease was primarily due to a decrease in share based compensation paid to a director.

Operating Loss. Our operating loss totaled $223,000 for the three months ended March 31, 2026, representing a decrease of $202,000, or 48%, compared to $425,000 for the three months ended March 31, 2025. The decrease was primarily due to a decrease in our research and development expenses, and a decrease in our general and administrative costs.

Financial expense, net. We recognized financial expense, net, of $6,000 for the three months ended March 31, 2026, representing an increase of $2,000, or 50%, compared to financial expense, net of $4,000 for the three months ended March 31, 2025. The Company considers the increase to be immaterial.

Net Loss. As a result of the foregoing, our net loss totaled $229,000 for the three months ended March 31, 2026, representing a decrease of $200,000, or 47%, compared to $429,000 for the three months ended March 31, 2025. The decrease was primarily due to a decrease in our research and development expenses and a decrease in our general and administrative costs.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through our founder’s capital and capital received from Easy Energy, Inc. As of March 31, 2026, we had $1,000 in cash and cash equivalents, and have invested most of our available cash funds in ongoing cash accounts.

Net cash used in operating activities was $44,000 for the three-months period ended March 31, 2026, compared with net cash used in operating activities of $209,000 for the corresponding period in 2025. The decrease in the net cash used in operating activities during the three-months period ended March 31, 2026, compared to the same period in 2025, was primarily due to a decrease in our net loss, offset by eliminating share based compensation and an increase in account payables.

There was no net cash used in investing activities for the three months period ended March 31, 2026 and for the same period in 2025.

There was no net cash used in financing activities for the three months period ended March 31, 2026 compared to $240,000 for the same period in 2025. The decrease in net cash provided by financing activities during the three months period ended March 31, 2026 compared to the corresponding period in 2025 was due to a decrease in issuance of common stock and warrants.

On December 24, 2024, we received a short-term loan from certain lender in a total of NIS 150 thousand ($41 thousand, based on the NIS-USD exchange rate on December 24, 2024, the date the agreement was signed). The loan was originally repayable within four months and included a risk premium of NIS 12 thousand, exclusive of value-added tax (VAT). Since we did not repay the loan within the original timeframe, the total interest and penalties incurred amounted to NIS 54 thousand.

During the year ended December 31, 2025, we repaid an aggregate amount of NIS 96.9 thousand. As of December 31, 2025, the remaining balance of the loan, including accrued interest, is NIS 107.1 thousand ($34 thousand, based on the NIS-USD exchange rate on December 31, 2025), and is included within short-term credit from a related party in the consolidated balance sheets.

Our Chief Executive Officer and Chief Financial Officer are guarantors for the repayment of the loan.

Our Chief Executive Officer occasionally makes repayments of the loan on behalf of the company.

During the Period ended March 31, 2025, we accrued an aggregate amount of NIS 9.6 thousand. As of March 31, 2026, the remaining balance is NIS 116.7 thousand ($37 thousand, based on the NIS-USD exchange rate on March 31, 2026).

Off Balance Sheet Arrangements

Rambam Research Agreement

On July 17, 2019, we entered into a sponsored Research Agreement with Rambam, pursuant to which the Company agreed to fund a research project, to be performed by Rambam, with a research plan aimed at identifying the effects of different cannabis strains on the function of immune cells. On October 28, 2020, the Company and Rambam agreed to expand the research plan to study the anti-inflammatory activities of cannabis extracts in an RA mouse model. On February 15, 2021, the Company and Rambam agreed to further expand the research plan to study the effect of cannabis extracts on the immunopathology of the COVID-19 disease. The sponsored Researched Agreement is for an initial term of 48 months. On October 23, 2022, the Company and Rambam entered into a supplement to the Research Agreement, or the Supplement Agreement, pursuant to which the Company exercised an option to extend the Research Agreement by additional two years until December 31, 2024.Pursuant to the Research Agreement, we agreed to pay Rambam $1.4 million in four equal payments, due on the first day of August on each successive year from 2019 through 2022. Pursuant to the Supplement Agreement, we agreed to pay Rambam $960,000 plus VAT in four biannual payments from May 2023 through December 2024. Such amount was later amended to $470,000 plus VAT out of which we paid $120,000. Furthermore, in accordance with the terms of the Research Agreement, we and Rambam will have joint ownership of any IP created as a result of research programs covered by such agreement. In connection with the Research Agreement, Rambam agreed not to work, study or develop any technologies with other entities that compete with our work with Rambam for our COVID-19 product candidate or RA product candidate for a term of three and seven years, respectively, from the end of the parties’ collaboration with respect to the COVID-19 product candidate and seven years from the end of the term of the Research Agreement with respect to the RA product candidate. Subject to commercial sales of any product candidate using the IP created as a part of the research covered by such agreement, Raphael Israel is required to pay Rambam a royalty in an amount equal to 6% of all net sales, subject to certain deductions, such as taxes paid by any purchaser, transportation and shipping costs, and other customary deductions.

On December 25, 2023, the Company received an extension to pay the remaining $350,000 pursuant to the Research Agreement until the end of June 2024, however, since the remaining amount was not paid on time, an additional amount of $57,000 was added to the remaining balance. On July 28, 2025, the Company received an extension to pay the remaining balance until the end of April 2026. As of the date of this Quarterly Report, the Company has made all four of the four equal payments due pursuant to the Research Agreement, for a total amount of $1.4 million and $295,000 for the Supplement Agreement (out of the remaining $577,000). As of the date of this Quarterly Report, the outstanding balance is approximately $300,000 and VAT (based on the NIS-USD exchange rate on March 31, 2026).

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

As of March 31, 2026, our cash and cash equivalents were $1,000. We believe that our existing cash and cash equivalents will be sufficient to fund our projected cash requirements through the third quarter of 2026. Therefore, we will require significant additional financing in the near future to fund our operations. We currently anticipate that we will require approximately $1 million for research and development activities over the course of the next 12 months. We also anticipate that we will require approximately $1 million for capital expenditures over such 12-month period, which consists primarily of expenditures for clinical trials and general Company operating costs.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2026, we conducted an evaluation, under the supervision and participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2026.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings as described in “Item 3. Legal Proceedings” in our Annual Report on Form 10-K, as filed with the SEC on March 31, 2026.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as filed with the SEC on March 31, 2026.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference from Amendment No. 2 to our registration statement on Form 10, filed on September 23, 2021).

3.2	Bylaws (incorporated by reference from Amendment No. 2 to our registration statement on Form 10, filed on September 23, 2021).

10.1	English Translation of the Amendment to the Service Agreement by and between the Company and Dr. Igal Louria Hayon, dated December 27, 2025 (incorporated by reference to Exhibit 10.10 in our annual report on Form 10-K filed on March 31, 2026).

10.2	English Translation of the Amendment to the Service Agreement by and between the Company and Guy Ofir, dated December 27, 2025 (incorporated by reference to Exhibit 10.11 in our annual report on Form 10-K filed on March 31, 2026).

10.3	English Translation of the Amendment to the Service Agreement by and between the Company and Shlomo Pilo, dated December 27, 2025 (incorporated by reference to Exhibit 10.12 in our annual report on Form 10-K filed on March 31, 2026).

10.4	English Translation of the Amendment to the Service Agreement by and between the Company and Ajay Kumar Dhadha, dated December 27, 2025 (incorporated by reference to Exhibit 10.13 in our annual report on Form 10-K filed on March 31, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a).

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAPHAEL PHARMACEUTICAL INC.

Date: May 14, 2026	By:	/s/ Shlomo Pilo
	Name:	Shlomo Pilo
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Guy Ofir
	Name:	Guy Ofir
	Title:	Chief Financial Officer (Principal Financial Officer)