Form 10-Q
period 2026-06-30
Raphael Pharmaceutical Inc.
filed 2026-08-14
CIK 1415397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 14, 2026: 20,176,418.

 i

Item 1. Financial Statements

RAPHAEL PHARMACEUTICAL INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AS OF JUNE 30, 2026

UNAUDITED

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - -

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

U.S dollars in thousands (except for share and per share data)

	As of June 30,	As of December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1	$45
Other current assets	5	6

Total current assets	6	51

Fixed assets, net	1	2

Total assets	$7	$53

Liabilities and stockholders’ equity

Current liabilities:
Short-term credit from a related party	43	34
Other account payables and accrued expenses	539	506
Payable to related party	1,310	946

Total current liabilities	1,892	1,486

Stockholders’ equity (deficit):
Common stock, $0.01 par value:

Authorized: 50,000,000 shares at June 30, 2026, and 21,020,560 shares at December 31, 2025;

Issued and outstanding: 20,176,418 at June 30, 2026 and at December 31, 2025.	202	202
Additional paid-in capital	8,533	8,533
Accumulated deficit	(10,620)	(10,168)

Total stockholders’ equity (deficit)	(1,885)	(1,433)

Total liabilities and stockholders’ equity (deficit)	$7	$53

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

U.S dollars in thousands (except for share and per share data)

	Six months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
	Unaudited		Unaudited

Research and development expenses	$77	$213	$40	$141

General and administrative expenses	345	527	159	174

Operating loss	422	740	199	315

Total financial expense	30	11	24	7

Net loss	452	751	223	322

Basic and diluted net loss per share	0.02	0.04	0.01	0.02

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	20,176,418	19,370,534	20,176,418	19,626,418

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2025,	18,701,418	$187	$7,960	$(8,889)	$(742)

Issuance of common stock and warrants	575,000	6	234	-	240

Share based compensation	350,000	3	194	-	197

Net loss	-	-	-	(429)	(429)

Balance as of March 31, 2025	19,626,418	$196	$8,388	$(9,318)	$(734)

Share based compensation			8	-	8
Net loss	-	-	-	(322)	(322)

Balance as of June 30, 2025	19,626,418	196	$8396	$(9,640)	$(1,048)

	Common stock		Additional paid-in	Accumulated	Total
	Number	Amount	capital	deficit	equity

Balance as of January 1, 2026,	20,176,418	$202	$8,533	$(10,168)	$(1,433)

Net loss	-	-	-	(229)	(229)

Balance as of March 31, 2026	20,176,418	$202	$8,533	$(10,397)	$(1,662)

Net loss	-	-	-	(223)	(223)

Balance as of June 30, 2026	20,176,418	202	$8,533	$(10,620)	$(1,885)

(*)	Less than 1 thousand.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

U.S dollars in thousands (except for share and per share data)

	Six months ended June 30
	2026	2025
Cash flows from operating activities

Net loss	$(452)	$(751)
Adjustments to reconcile net loss to net cash used in operating activities:

Share-based payment in exchange for services	-	205
Interest accrued on short term loan	9
Depreciation	1	(*)

Changes in:
Other current assets	1	(2)
Related parties	364	336
Account payables and accrued expenses	33	(27)

Net cash used in operating activities	(44)	(239)

Cash flows from financing activities

Issuance of common stock and warrants	-	240

Net cash provided by financing activities	-	240

Change in cash and cash equivalents	(44)	1
Cash and cash equivalents at the beginning of the period	45	19

Cash and cash equivalents at the end of the period	$1	$20

(*)	Less than 1 thousand.

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

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company has devoted substantially all of its efforts to research and development, clinical trials, and raising capital. The Company is still in its development and clinical stage and has not yet generated revenues. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. As of June 30, 2026, the Company’s accumulated deficit was $10,620. The Company has funded its operations to date primarily through equity financing and the issuance of a loan.

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

NOTE 1: GENERAL (Cont.)

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

NOTE 3:- UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

RAPHAEL PHARMACEUTICAL INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

U.S dollars in thousands (except for share and per share data)

NOTE 4:- SHAREHOLDERS’ EQUITY

During the first and the second quarters of 2026, there were no new issuances of common stock, warrants or share-based compensation. As of June 30, 2026, the Company had 50,000,000 authorized shares of common stock, compared with 21,020,560 authorized shares as of December 31, 2025.

NOTE 5:- RELATED PARTY BALANCES AND TRANSACTIONS

A.	Balances

The following related party payables are included in accounts payable and accrued expenses.

	As of June 30,	As of December 31,
	2026	2025
	(Unaudited)	(Audited)
Payables to related party - Officers (*)	1,310	946
Short-term credit from related party (**)	43	34

(*)	Relates to Chief Executive Officer’s (“CEO”),Chief Financial Officer’s (“CFO”), and Chief Technology Officer’s services and payments on behalf of the Company.
(**)	Relates to a director. The director was appointed during the first quarter of 2025.

The Company’s CEO and CFO are guarantees for the repayment of the loan.

B.	Transactions

	Six months ended June 30,
	2026	2025
Consulting services	192	264
Stock-based compensation	-	205
CFO fee	72	72
	264	541

NOTE 6:- SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management reviewed all material events through the date of these consolidated financial statements. Effective July 16, 2026, Guy Ofir resigned from his positions as Chief Financial Officer, General Counsel and Director of the Company, and Uri Tadelis was appointed Chief Financial Officer. These changes were reported by the Company on Form 8-K. Except for the foregoing, management determined that there are no additional material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or the quarterly Report...

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws, which includes information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the regulatory pathways that we may elect to utilize in seeking U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, and other regulatory approvals, if any;

●	obtaining (and the cost thereof) FDA and EMA approval of, or other regulatory action in Europe or the United States and elsewhere with respect to our product candidates;

●	the commercial launch and future sales of our product candidates and our advancement of product candidates for other indications in our pipeline;

●	the potential cost of our rheumatoid arthritis product candidate, or RA and RA product candidate, respectively, for patients;

●	our expectations regarding the timing of commencing clinical trials;

●	our expectations regarding the supply of the active pharmaceutical ingredients for our product candidates;

●	third-party payor reimbursement for our product candidates;

●	our estimates regarding anticipated expenses, capital requirements and our needs for additional financing;

●	completion and receiving favorable results of clinical trials for our product candidates; and

●	the filing by us, and the subsequent issuance of patents to us, by the U.S. Patent and Trademark Office and other governmental patent agencies.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for additional risks that could adversely impact our business and financial performance.

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

Overview

We are a pharmaceutical research and development company focused on the discovery and clinical development of life-improving therapies based on purified cannabinoids. Our lead rheumatoid arthritis, or RA, formulation and our RaphaWell product are based on 98% purified cannabigerol, or CBG, formulated with sesame oil as the carrier.

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

On February 9, 2022, we filed an application for a clinical trial with the Medical Cannabis Unit of the Ministry of Health of Israel, or MOH. On February 16 2022, we submitted an application with the Helsinki Committee at Rambam for a clinical trial in COVID-19 patients.

In November 2022, we submitted a proposal to the Ministry of Health of Israel, or MOH for a clinical trial of a cannabis-based drug intended to alleviate the deterioration of COVID-19 patients.

On March 27, 2023, the MOH accepted our proposal for a clinical trial of a cannabis-based drug intended to alleviate the deterioration of COVID-19 patients.

In April 2024 we began the Study in the U.S., leveraging insights from the pre-clinical experiments we conducted at Rambam. The Study evaluated the Company’s purified CBG-based formula, or Raphael’s Formula, in patients with active RA. The single-group Study was managed by MindMate, Inc. dba Citruslabs, or Citruslabs, and conducted in Santa Monica, California, U.S., under Institutional Review Board, or IRB, approval and in accordance with applicable FDA regulations and industry standards governing the Study. An IRB is an appropriately constituted group that has been formally designated to review and monitor biomedical research involving human subjects.

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

In August 2025, we announced the completion of product development and the launch of our proprietary natural formula under the “RaphaWell” brand for RA support in the U.S. This followed the completion of a clinical study conducted under IRB approval, including participants with severe RA. The finalized RaphaWell formulation consists of 98% purified CBG with sesame oil as the carrier and is intended to be sold as a standalone, clinically tested dietary supplement targeting the wellness market. The formulation is plant-derived and was associated with no reported side effects during the Study. RaphaWell has undergone clinical testing in the Study described above; these study results do not constitute FDA approval of RaphaWell as a drug.

In November 2025, we, jointly with the Medical Cannabis Research and Innovation Center and Rambam, filed a provisional patent application with the USPTO titled “Raphael Pharmaceutical, Inc. / Rambam MedTech Formula for Treating Neutrophil-Dominant Autoimmune Diseases (including RA)” (Application No. 63/911,729). The application is directed to the use of a formulation centered on highly purified CBG and sesame oil in connection with neutrophil-dominant autoimmune diseases, including our lead RA program, as well as psoriatic arthritis, inflammatory bowel disease, systemic lupus erythematosus with neutrophil involvement, and gout.

As we move forward, our focus will be on further investigating mechanisms and refining Raphael’s Formula through continued pre-clinical research. Our goal is to ensure that the formula meets all the necessary standards and regulations set forth by the FDA, allowing us to progress towards clinical treatments.

Our vision is to emerge as a pioneering company at the forefront of developing pharmaceutical and wellness formulations that harness the potential of purified CBG and related cannabinoid science. Our primary mission is to address unmet needs associated with inflammatory conditions, with a particular focus on autoimmune diseases and RA.

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

Our current RA development platform focuses on highly purified CBG as the principal cannabinoid component, formulated with sesame oil. Our research program has included pre-clinical work at Rambam and a U.S. proof-of-concept clinical study in patients with active RA. We intend to continue evaluating the formulation, its mechanism of action and its potential applications through additional research and, where applicable, regulatory pathways.

Our development strategy is centered on our proprietary purified CBG formulation and the scientific data generated through our research collaborations and clinical work.

We believe that our purified CBG-based platform may offer a differentiated approach for further research and product development. The results of our prior studies do not guarantee that we will receive regulatory approval for any pharmaceutical product candidate or that any future study will produce favorable results.

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

In addition, with respect to our COVID-19 product candidate, our clinical research partners have focused on the effect of cannabinoids and cannabis extracts on immune cells that induce acute inflammation. This work began at the pre-clinical level in immune cell models and, following positive findings showing downregulation of pro-inflammatory cytokines, was completed successfully. Following completion of the pre-clinical study, a mouse model was conducted to analyze acute inflammation resembling the immunopathology of COVID-19. The mouse model was successfully completed, and we registered for a clinical trial in patients with the MOH. As a pharmaceutical research and clinical development company, we do not own or operate, and currently do not intend to create, an in-house team to manufacture and commercialize our pharmaceutical drug products, if any, that receive regulatory approval allowing for commercialization. We currently rely, and expect to continue to rely, on third parties for the manufacturing of our product candidates for preclinical and clinical testing, as well as for commercial manufacturing of any pharmaceutical drug products for which we may receive regulatory approval. Subject to the receipt of such regulatory approvals, we intend to cooperate with manufacturers and other third parties to manufacture and commercialize approved pharmaceutical drug products.

Critical Accounting Estimates

Our financial statements are prepared in accordance with U.S. GAAP. There are no critical accounting estimates for the years ended December 31, 2025, and 2024. Also, please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies.

Results of Operations

Three months ended June 30, 2026, compared to the three months ended June 30, 2025

Revenues. We had no revenues during the three months ended June 30, 2026, and June 30, 2025.

Research and Development Expenses. Our research and development expenses totaled $40,000 for the three months ended June 30, 2026, representing a decrease of $101,000, or 72%, compared to $141,000 for the three months ended June 30, 2025. The decrease was primarily attributable to decrease in CTO service expenses and expenses due to the research agreement with Rambam.

General and Administrative Expenses. Our general and administrative expenses totaled $159,000 for the three months ended June 30, 2026, representing a decrease of $15,000, or 9%, compared to $174,000 for the three months ended June 30, 2025. The decrease was primarily due to decrease in professional services in the second quarter.

Operating Loss. Our operating loss totaled $199,000 for the three months ended June 30, 2026, representing a decrease of $116,000, or 37%, compared to $315,000 for the three months ended June 30, 2025. The decrease was primarily due to the decrease in our research and development expenses and in our general and administrative expenses.

Financial Expense, net. We recognized financial expense, net, of $24,000 for the three months ended June 30, 2026, representing an increase of $17,000, or 243%, compared to financial expense, net, of $7,000 for the three months ended June 30, 2025. The increase was primarily due to a risk premium expense on a loan from a related party and exchange-rate differences.

Net Loss. As a result of the foregoing, our net loss totaled $223,000 for the three months ended June 30, 2026, representing a decrease of $99,000, or 31%, compared to $322,000 for the three months ended June 30, 2025. The decrease was primarily due to decreases in our research and development expenses and our general and administrative expenses, partially offset by higher financial expense.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Revenues. We had no revenues during the six months ended June 30, 2026 and June 30, 2025.

Research and Development Expenses. Our research and development expenses totaled $77,000 for the six months ended June 30, 2026, representing a decrease of $136,000, or 64%, compared to $213,000 for the six months ended June 30, 2025. The decrease was primarily attributable to decrease in CTO service expenses and expenses due to the research agreement with Rambam.

General and Administrative Expenses. Our general and administrative expenses totaled $345,000 for the six months ended June 30, 2026, representing a decrease of $182,000, or 35%, compared to $527,000 for the six months ended June 30, 2025. The decrease was primarily due to decrease in professional services.

Operating Loss. Our operating loss totaled $422,000 for the six months ended June 30, 2026, representing a decrease of $318,000, or 43%, compared to $740,000 for the six months ended June 30, 2025. The decrease was due to the decrease in our research and development expenses and a decrease in our general and administrative expenses.

Financial Expense, net. We recognized financial expense, net of $30,000 for the six months ended June 30, 2026, representing an increase of $19,000, or 173%, compared to $11,000 for the six months ended June 30, 2025. The increase was primarily due to a risk premium expense of a loan from a related party and exchange differences.

Net Loss. As a result of the foregoing, our net loss totaled $452,000 for the six months ended June 30, 2026, representing a decrease of $299,000, or 40%, compared to $751,000 for the six months ended June 30, 2025. The decrease was primarily due to lower research and development expenses and lower general and administrative expenses, partially offset by higher financial expense.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through our founder’s capital and capital received from Easy Energy, Inc. As of June 30, 2026, we had $1,000 in cash and cash equivalents and have invested most of our available cash funds in ongoing cash accounts.

Net cash used in operating activities was $44,000 for the six months period ended June 30, 2026, compared with net cash used in operating activities of $239,000 for the corresponding period in 2025. The $195,000 decrease in the net cash used in operating activities during the six months period ended June 30, 2026, compared to the same period in 2025, was primarily due to a decrease in net loss for the period in the amount of $299,000, an increase in account payables and accrued expenses in the amount of $60,000, an increase in account payables of related parties in the amount of $28,000 and offset by a decrease in Share-based payment in exchange for services in the amount of $205,000.

There was no net cash used in investing activities for the six months period ended June 30, 2026 and for the same period in 2025.

Net cash provided by financing activities for the six months period ended June 30, 2026 was $0 compared to $240,000 for the same period in 2025. The decrease in net cash provided by financing activities during the six months period ended June 30, 2026, compared to the corresponding period in 2025, was mainly due to a decrease in funds received from issuance of shares and warrants.

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

During the Period ended June 30, 2026, we accrued an aggregate amount of NIS 20.1 thousand. As of June 30, 2026, the remaining balance is NIS 127.2 thousand ($42.7 thousand, based on the NIS-USD exchange rate on June 30, 2026).

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

On December 25, 2023, the Company received an extension to pay the remaining $350,000 pursuant to the Research Agreement until the end of June 2024, however, since the remaining amount was not paid on time, an additional amount of $57,000 was added to the remaining balance. On July 28, 2025, the Company received an extension to pay the remaining balance until the end of April 2026. As of the date of this Quarterly Report, the Company has made all four of the four equal payments due pursuant to the Research Agreement, for a total amount of $1.4 million and $295,000 for the Supplement Agreement (out of the remaining $577,000). As of the date of this Quarterly Report, the outstanding balance is approximately $319,000 and VAT (based on the NIS-USD exchange rate on June 30, 2026).

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

As of June 30, 2026, our cash and cash equivalents were $1,000. We believe that our existing cash and cash equivalents will not be sufficient to fund our projected cash requirements through the third quarter of 2026. Therefore, we will require significant additional financing in the near future to fund our operations. We currently anticipate that we will require approximately $1 million for research and development activities over the course of the next 12 months. We also anticipate that we will require approximately $1 million for additional clinical development, commercialization preparation and general Company operating costs over such 12-month period.

In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including:

●	our research and development efforts, including our ability to finish research and development projects or product development within the allotted or expected timeline;

●	the cost, timing and outcomes of seeking to commercialize our products in a timely manner;

●	our ability to generate cash flows;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	government regulation in our industry, and more specifically, the costs and timing of obtaining regulatory approval or permits to launch our technology in various geographical markets; and

●	the costs of, and timing for, establishing and strengthening manufacturing, packaging and distribution arrangements for our product candidates and RaphaWell.

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

Item 4. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2026, we conducted an evaluation, under the supervision and participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2026.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RAPHAEL PHARMACEUTICAL INC.

Date: August 14, 2026	By:	/s/ Shlomo Pilo
	Name:	Shlomo Pilo
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Uri Tadelis
	Name:	Uri Tadelis
	Title:	Chief Financial Officer
(Principal Financial Officer)